Form 10-Q
period 1996-06-30
CMC SECURITIES CORP III
filed 1996-08-13
CIK 887508

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----
        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                              -------------   -------------
COMMISSION FILE NUMBER:  33-47913

                        CMC SECURITIES CORPORATION III
            (Exact name of Registrant as specified in its Charter)

                DELAWARE                       75-2431913
       (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)       Identification No.)

        2711 NORTH HASKELL, DALLAS, TEXAS         75204
    (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (214) 874-2323

   (Former name, former address and former fiscal year, if changed from last report)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ______


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



Common Stock ($1.00 par value)              1,000 as of August 6, 1996

                        CMC SECURITIES CORPORATION III
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX


                        PART I. -  FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----

ITEM 1. Financial Statements

 Balance Sheet - June 30, 1996 and December 31, 1995................   3

 Statement of Operations - Quarter and Six Months Ended
  June 30, 1996 and 1995............................................   4

 Statement of Cash Flows - Six Months Ended June 30, 1996 and 1995..   5

 Notes to Financial Statements......................................   6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...............   8

                          PART II. - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K............................   8

SIGNATURES..........................................................   9


                        PART I. - FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS


                                       JUNE 30, 1996   DECEMBER 31, 1995
                                       --------------  ------------------
                                        (UNAUDITED)

ASSETS
 Mortgage securities collateral           $1,896,374          $1,961,167
 Cash and other equivalents                        1                   1
                                          ----------          ----------
                                          $1,896,375          $1,961,168
                                          ==========          ==========

LIABILITIES
 Collateralized mortgage securities       $1,895,804          $1,960,533
 Payable to Parent                               699                 679
                                          ----------          ----------
                                           1,896,503           1,961,212
                                          ----------          ----------


STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized, issued
  and outstanding                                  1                   1
 Paid-in capital                                  99                  89
 Accumulated deficit                            (228)               (134)
                                          ----------          ----------

                                                (128)                (44)
                                          ----------          ----------

                                          $1,896,375          $1,961,168
                                          ==========          ==========



See accompanying notes to financial statements.

                        CMC SECURITIES CORPORATION III
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                 QUARTER ENDED               SIX MONTHS ENDED
                                                    JUNE 30                      JUNE 30
                                         --------------------------        ---------------------
                                            1996            1995             1996        1995
                                         ----------      ----------        --------     --------
Interest income on mortgage
  securities collateral                  $32,985         $35,116           $66,401      $70,439

Interest expense:
  Collateralized mortgage securities      33,016          35,116            66,464       70,439
  Payable to Parent                            8               9                16           19
                                         -------         -------           -------      -------
    Total interest expense                33,024          35,125            66,480       70,458
                                         -------         -------           -------      -------
      Net interest expense                   (39)             (9)              (79)         (19)
                                         -------         -------           -------      -------
Other expenses:
  Management fees                              2               2                 5            5
  Professional fees                            3               6                10           15
                                         -------         -------           -------      -------
    Total other expenses                       5               8                15           20
                                         -------         -------           -------      -------
Net loss                                 $   (44)        $   (17)          $   (94)     $   (39)
                                         =======         =======           =======      =======



See accompanying notes to financial statements.

                        CMC SECURITIES CORPORATION III
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                              SIX MONTHS ENDED JUNE 30
                                             --------------------------
                                                 1996          1995
                                             ------------  ------------

OPERATING ACTIVITIES:
 Net loss                                    $    (94)     $    (39)
 Noncash item - amortization of
  discount and premium                             74         1,401
                                             --------      --------
     Net cash provided (used) by
      operating activities                        (20)        1,362
                                             --------      --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral         65,640        45,268
  Decrease in accrued interest receivable        368           250
                                             -------       -------
     Net cash provided by
      investing activities                    66,008        45,518
                                             -------       -------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities           (65,640)      (48,253)
  Increase (decrease) in accrued
   interest payable                             (378)        1,334
 Increase in payable to Parent                    20            25
 Capital contribution                             10            14
                                             -------       -------
     Net cash used by financing
      activities                             (65,988)      (46,880)
                                             -------       -------

Net change in cash and cash equivalents            -             -

Cash and cash equivalents at beginning
 of period                                         1            26
                                             -------       -------

Cash and cash equivalents at end of
 period                                      $     1       $    26
                                             =======       =======




See accompanying notes to financial statements.

                        CMC SECURITIES CORPORATION III
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1995. Certain amounts have been reclassified to conform to the current year presentation.

NOTE B - DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

Estimated fair values of mortgage securities collateral have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

The fair value of mortgage securities collateral was estimated using either quoted market prices, when available, including quotes made by the Parent's lenders in connection with designating collateral for repurchase arrangements.

Disclosures regarding fair values of mortgage securities collateral are summarized as follows (in thousands):

                          JUNE 30, 1996   DECEMBER 31, 1995
                          --------------  ------------------

     Carrying amount         $1,896,374          $1,961,167
     Unrealized gains             1,698               7,682
     Unrealized losses         (100,549)            (49,311)
                             ----------          ----------

      Fair value             $1,797,523          $1,919,538
                             ----------          ----------

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the quarter or six months ended June 30, 1996 or during 1995.

NOTE C - NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense, and average effective interest rates for mortgage securities collateral and collateralized mortgage securities for the periods shown (dollars in thousands):

                                             QUARTER ENDED JUNE 30
                                       ----------------------------------
                                            1996              1995
                                       ---------------  -----------------
                                           AVERAGE          AVERAGE
                                        AMOUNT   RATE   AMOUNT     RATE
                                       --------  -----  -------  --------

Interest income on mortgage
 securities collateral                 $32,985   6.95%  $35,116  6.94%
Interest expense on
 collateralized mortgage securities     33,016   6.96    35,116  6.94
                                       -------          -------
Net interest income                    $   (31)         $     -
                                       =======          =======

                                           SIX MONTHS ENDED JUNE 30
                                       -------------------------------------
                                           1996               1995
                                         -------            -------
                                           AVERAGE          AVERAGE
                                        AMOUNT   RATE    AMOUNT    RATE
                                       -------   ----   -------  -------

Interest income on mortgage
 securities collateral                 $66,401   6.94%  $70,439  6.93%
Interest expense on
 collateralized mortgage securities     66,464   6.94    70,439  6.93
                                       -------          -------
Net interest income                    $   (63)         $     -
                                       =======          =======

The following tables summarize the amount of change in interest income on mortgage securities collateral and interest expense on collateralized mortgage securities due to changes in effective interest rates, versus changes in volume for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 (in thousands):

                                        QUARTER ENDED JUNE 30, 1996
                                       ------------------------------
                                        RATE*     VOLUME*     TOTAL
                                       --------  ---------  ---------

Interest income on mortgage
 securities collateral                 $ 35      $(2,166)   $(2,131)
Interest expense on
 collateralized mortgage securities      71       (2,171)    (2,100)
                                       ----      -------    -------
                                       $(36)     $     5    $   (31)
                                       ====      =======    =======
                                        SIX MONTHS ENDED JUNE 30, 1996
                                       ---------------------------------
                                        RATE*    VOLUME*     TOTAL
                                       ------    -------    -------
Interest income on mortgage
 securities collateral                 $ 71      $(4,109)   $(4,038)
Interest expense on
 collateralized mortgage securities     142       (4,117)    (3,975)
                                       ----      -------    -------
                                       $(71)     $     8    $   (63)
                                       ====      =======    =======

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------

CMC Securities Corporation III (the "Company") was incorporated in Delaware on May 6, 1992, as a limited purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

Since inception the Company has issued approximately $2.2 billion of collateralized mortgage obligations ("CMOs"). Because an affiliate retained investments in the CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company's investment in the CMOs issued is limited to a remaining $570,000 of debt issuance costs, which are reflected as bond discount in the accompanying balance sheet. Other than the ongoing amortization of these debt issuance costs, no related economic benefit will be received and no related net income or loss will be recognized. The Company did not issue any CMOs during the second quarter of 1996.

Net operating losses are due to operational expenses not directly related to previous CMO issuances and the amortization of debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

All ongoing CMO-related cash expenses are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay these ongoing costs. Cash flow requirements due to ongoing operational expenses are funded by CMC.


                          PART II. - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:

    Exhibit 27 Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CMC SECURITIES CORPORATION III



Date:  August 6, 1996              By /s/ RONN K. LYTLE
                                      -------------------------------------
                                      Ronn K. Lytle
                                      Chairman and Chief Executive Officer



Date:  August 6, 1996              By /s/ ANDREW F. JACOBS
                                      ------------------------------------
                                      Andrew F. Jacobs
                                      Senior Vice President - Control
                                        and Treasurer