Form 10-K
period 1996-12-31
CMC SECURITIES CORP III
filed 1997-03-18
CIK 887508

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-47913

                        CMC SECURITIES CORPORATION III
            (Exact name of Registrant as specified in its Charter)

              DELAWARE                          75-2431913
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

        2711 NORTH HASKELL AVENUE                 75204
  (Address of principal executive offices)      (Zip Code)


      Registrant's telephone number, including area code:  (214) 874-2323

      Securities registered pursuant to Section 12(b) of the Act:  None.

      Securities registered pursuant to Section 12(g) of the Act:  None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                               -----     -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K

AT MARCH 31, 1997 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 7, 1997:  1,000

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                        CMC SECURITIES CORPORATION III

                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

                                    PART I

ITEM  1.    BUSINESS.......................................................  1

ITEM  2.    PROPERTIES.....................................................  3

ITEM  3.    LEGAL PROCEEDINGS..............................................  3


                                    PART II

ITEM  5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS..............................  3

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................  3

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  3

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 14


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K.......................................... 15

                                    PART I

ITEM 1.  BUSINESS.

ORGANIZATION

CMC Securities Corporation III (the "Company") was incorporated in Delaware on May 6, 1992 as a special-purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC"). The Company was acquired from CMF Mortgage Funding Corporation ("CMF"), a former subsidiary of CMC, on July 29, 1994 pursuant to an Agreement and Plan of Merger (see below). CMC is a publicly-owned real estate investment trust that, until late in 1995, operated as a mortgage conduit, purchasing and securitizing single-family residential mortgage loans. CMF originally acquired the Company from CMC on September 14, 1993 prior to commencement of operations. The Company is managed by CMC (the "Manager").

Pursuant to the Agreement and Plan of Merger dated July 29, 1994 (the "Agreement") between the Company and CMC Securities Corporation III-A ("CMCSC III-A"), a newly formed and wholly-owned subsidiary of CMC with a corporate charter and organizational structure that is identical in almost all respects to that of the Company, the Company was merged with and into CMCSC III-A, whereby the existence of the Company ceased and CMCSC III-A acquired all of the assets and assumed all of the liabilities of the Company as the surviving entity.
CMCSC III-A had been capitalized by CMC with $87,000, a portion of which was used to pay $25,000 of merger consideration, as well as other amounts owed by the Company to CMF. As a part of the merger, CMCSC III-A changed its name to CMC Securities Corporation III, and from July 29, 1994 forward has been referred to as the "Company."

The Company was formed solely for the purpose of issuing and selling collateralized mortgage obligations ("Bonds" or "CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") that evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the Bonds will either be contributed by an affiliate of CMC or purchased from third parties and will either be Government National Mortgage Association certificates, Federal National Mortgage Association certificates, Federal Home Loan Mortgage Corporation certificates or mortgage pass-through ("Non-Agency") certificates. The Company's Certificate of Incorporation requires that any Bonds issued be rated in one of the two highest rating categories established by one or more nationally recognized statistical rating agencies.

On December 15, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $4 billion aggregate principal amount of CMOs. The Company commenced operations with the December 22, 1993 issuance of its first series of CMOs. As of December 31, 1996 the Company had issued seven series of CMOs with an aggregate original principal balance of $2,155,013,000.

SPECIAL-PURPOSE FINANCE CORPORATION

The Company has not and will not engage in any business or investment activities other than (i) issuing and selling CMOs, and receiving, owning, holding and pledging as collateral therefore the related Certificates, (ii) investing cash balances on an interim basis in high quality, short-term securities, and (iii) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto. Article III of the Company's Certificate of Incorporation limits the Company's purposes to the above.

COMPETITION

The Company's business is highly competitive. The Company competes with other issuers of similar obligations, both with respect to the acquisition of mortgage-related collateral securing the Bonds and placement of the CMOs. The Company also competes with entities that issue and/or market numerous other competitive financial products.

EMPLOYEES

At December 31, 1996 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

MANAGEMENT AGREEMENT

Pursuant to a management agreement, the Manager advises the Company with respect to its investments and administers the day-to-day operations of the Company.
The management agreement is nonassignable except by consent of the Company and the Manager. The management agreement may be terminated without cause at any time upon 90 days written notice. In addition, the Company has the right to terminate the management agreement upon the happening of certain specified events, including a breach by the Manager of any provision contained in the management agreement which remains uncured for 30 days after notice of such breach and the bankruptcy or insolvency of the Manager.

The Manager is at all times subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company delegates to it. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. The Manager receives an annual basic management fee of $10,000 per year for managing the assets pledged to secure Bonds issued by the Company.

The Manager is required to pay employment expenses of its personnel (including salaries, wages, payroll taxes, insurance, fidelity bonds, temporary help and cost of employee benefit plans), and other office expenses, travel and other expenses of directors, officers and employees of the Manager, accounting fees and expenses and expenses incurred in supervising and monitoring the Company's investments or relating to performance by the Manager of its functions. The Company is required to pay all other expenses of operations (as defined in the Management Agreement).

SERVICING AND ADMINISTRATION

The originators of mortgage loans backing the Non-Agency Certificates may elect, if they meet the Company's criteria for servicers, either to service the loans they sell or to sell the loans with no agreement with respect to servicing, in which event Capstead Inc., a subsidiary of CMC, may act as servicer. Capstead Inc. services single-family mortgage loans and participates in other mortgage banking activities. The Company enters into servicing agreements with each servicer. The terms and conditions of servicing agreements with Capstead Inc. are substantially the same as those contained in servicing agreements with unrelated third parties.

As compensation for services rendered under the servicing agreements, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. At December 31, 1996 Capstead Inc. serviced approximately 78% by principal balance of the Company's mortgage loans. In addition, CMC is the administrator with respect to the Company's Non-Agency Certificates. During 1996, 1995 and 1994, Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $3,558,000, $3,977,000 and $3,416,000, respectively. Also during 1996, 1995 and 1994, CMC retained fees for administering Non-Agency Certificates of $1,524,000, $1,531,000 and $1,325,000, respectively.

ITEM 2.  PROPERTIES.

The Company's operations will be conducted primarily in Dallas, Texas on properties leased by CMC.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, there are no material legal proceedings outside the normal course of business to which the Company was a party or of which any of its property was the subject.
                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

All of the Company's common stock is owned by CMC. Accordingly, there is no public trading market for its common stock. To date, no dividends have been paid on the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

From December 22, 1993 to May 31, 1994, the Company issued seven series of CMOs with an aggregate original principal balance of $2,155,013,000. No CMOs have been issued since May 31, 1994. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these transactions. These issuances have been accounted for as financings because an affiliate of the Company retained an investment in the CMOs. As financings, CMO collateral and Bonds are reflected on the balance sheet.

Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to these CMOs other than amortization of unreimbursed bond issuance costs. The Company's net losses are due to this amortization and operational costs incurred (interest payable to CMC, management fees and professional fees).

LIQUIDITY AND CAPITAL RESOURCES

All ongoing cash CMO expenses are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing cash CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for all types of securitization transactions involving the transfer of financial assets including collateralized borrowing arrangements. Under SFAS 125 most securitizations of financial assets would be recorded as sales. The Company will adopt this pronouncement on January 1, 1997. Since the Company generally acquires mortgage assets from affiliates at market prices as determined by securitization proceeds, this adoption is not expected to have a material impact on the results of operations or financial position of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          REPORT OF ERNST & YOUNG LLP
                             INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation III

We have audited the accompanying balance sheet of CMC Securities Corporation III (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1996 and 1995, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation III at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Dallas, Texas
January 22, 1997

                        CMC SECURITIES CORPORATION III
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    DECEMBER 31
                                              ------------------------
                                                 1996          1995
                                              ----------    ----------

ASSETS
 Mortgage securities collateral               $1,806,714    $1,961,167
 Cash and other equivalents                            1             1
                                              ----------    ----------

                                              $1,806,715    $1,961,168
                                              ==========    ==========

LIABILITIES
 Collateralized mortgage securities           $1,806,207    $1,960,533
 Payable to Parent                                   721           679
                                              ----------    ----------
                                               1,806,928     1,961,212
                                              ----------    ----------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value, 1,000 shares
  authorized, issued and outstanding                   1             1
 Paid-in capital                                     102            89
 Accumulated deficit                                (316)         (134)
                                              ----------    ----------
                                                    (213)          (44)
                                              ----------    ----------

                                              $1,806,715    $1,961,168
                                              ==========    ==========




See notes to accompanying financial statements.

                        CMC SECURITIES CORPORATION III
                            STATEMENT OF OPERATIONS
                                (IN THOUSANDS)



                                           YEAR ENDED DECEMBER 31
                                       ------------------------------
                                         1996       1995       1994
                                       ---------  ---------  --------

Interest income on mortgage
 securities collateral                 $129,945   $138,915   $120,102

Interest expense:
 Collateralized mortgage securities     130,071    138,915    120,102
 Payable to Parent                           33         36         37
                                       --------   --------   --------

  Total interest expense                130,104    138,951    120,139
                                       --------   --------   --------


   Net interest expense                    (159)       (36)       (37)
                                       --------   --------   --------

Other expenses:
 Management fees                             10         10         10
 Professional fees                           13         19         10
                                       --------   --------   --------

  Total other expenses                       23         29         20
                                       --------   --------   --------

Net loss                               $   (182)  $    (65)  $    (57)
                                       ========   ========   ========




See notes to accompanying financial statements.

                        CMC SECURITIES CORPORATION III
                       STATEMENT OF STOCKHOLDER'S EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)



                          COMMON STOCK
                         --------------  PAID-IN   ACCUMULATED
                         SHARES  AMOUNT  CAPITAL     DEFICIT     TOTAL
                         ------  ------  --------  -----------   -----

Balance at
 January 1, 1994           1       $1    $  9       $ (12)       $  (2)

Capital contributions      -        -      87           -           87

Net loss                   -        -       -         (57)         (57)
                           -       --    ----       -----        -----

Balance at
 December 31, 1994         1        1      96         (69)          28

Capital distributions      -        -      (7)          -           (7)

Net loss                   -        -       -         (65)         (65)
                           -       --    ----       -----        -----

Balance at
 December 31, 1995         1        1      89        (134)         (44)

Capital contributions      -        -      13           -           13

Net loss                   -        -       -        (182)        (182)
                           -       --    ----       -----        -----

Balance at
 December 31, 1996         1       $1    $102       $(316)       $(213)
                           =       ==    ====       =====        =====




See accompanying notes to financial statements.

                        CMC SECURITIES CORPORATION III
                            STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)



                                               YEAR ENDED DECEMBER 31
                                        -----------------------------------
                                           1996        1995         1994
                                        ----------  ----------  -----------

OPERATING ACTIVITIES:
 Net loss                               $    (182)  $     (65)  $       (57)
 Noncash item - amortization
  of discount and premium                     102         908         1,176
 Net change in other assets
  and accrued expenses                          -           -           613
                                        ---------   ---------   -----------
     Net cash provided (used) by
      operating activities                    (80)        843         1,732
                                        ---------   ---------   -----------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Mortgage investments transferred
   from Parent                                  -           -    (1,878,417)
  Principal collections on
   collateral                             156,128     110,191        76,901
  Decrease (increase) in accrued
   interest receivable                        879         615       (10,199)
                                        ---------   ---------   -----------
     Net cash provided (used) by
      investing activities                157,007     110,806    (1,811,715)
                                        ---------   ---------   -----------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Issuance of securities                        -           -     1,878,417
  Principal payments on securities       (156,128)   (110,191)      (77,800)
  Increase (decrease) in accrued
   interest payable                          (854)     (1,523)        9,922
 Increase (decrease) in payable
  to Parent                                    42          47          (617)
 Capital contributions
  (distributions)                              13          (7)           87
                                        ---------   ---------   -----------
     Net cash provided (used) by
      financing activities               (156,927)   (111,674)    1,810,009
                                        ---------   ---------   -----------

Net change in cash and cash
 equivalents                                    -         (25)           26

Cash and cash equivalents at
 beginning of year                              1          26             -
                                        ---------   ---------   -----------

Cash and cash equivalents at
 end of year                            $       1   $       1   $        26
                                        =========   =========   ===========




See accompanying notes to financial statements.

                            NOTES TO BALANCE SHEET
                        CMC SECURITIES CORPORATION III
                               DECEMBER 31, 1996



NOTE A - BUSINESS

CMC Securities Corporation III (the "Company"), was incorporated in Delaware on May 6, 1992 as special-purpose finance corporation primarily to issue bonds collateralized by whole loans or mortgage-backed securities. The Company is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC"). CMC acquired the Company from CMF Mortgage Funding Corporation ("CMF"), a former subsidiary of CMC, on July 29, 1994 pursuant to an Agreement and Plan of Merger (see Note
G). Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

NOTE B - ACCOUNTING POLICIES

USE OF ESTIMATES
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

SECURITIES HELD-TO-MATURITY
---------------------------

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

MORTGAGE SECURITIES COLLATERAL
------------------------------

Mortgage securities collateral consists of debt securities classified as held-to-maturity. Amortized cost is adjusted for amortization of premiums and discounts over the estimated life of the security using the interest method. Such amortization is included in related interest income.

Mortgage securities collateral is subject to changes in value because of changes in interest rates and rates of prepayment, as well as failure of the mortgagor to perform under the mortgage agreement. The Company has limited its exposure to these risks by issuing collateralized mortgage securities using a senior/subordinate structure (see Note F).

ALLOWANCE FOR POSSIBLE LOSSES
-----------------------------

The Company provides for possible losses on its investments in amounts which it believes are adequate relative to the risk inherent in such investments.

COLLATERALIZED MORTGAGE SECURITIES
----------------------------------

Collateralized mortgage securities are carried at their unpaid principal balances, net of unamortized discount or premium. Any discount or premium is recognized as an adjustment to interest expense by the interest method over the life of the related securities.

INCOME TAXES
------------

The Company was consolidated with CMF for income tax purposes through July 29, 1994 and had incurred losses through that date. Since July 29, 1994 the Company has operated as a qualified real estate investment trust ("REIT") subsidiary of CMC, which itself is a REIT, and is combined with CMC for federal income tax purposes. REITs are not taxed at the corporate level provided that certain requirements are met. Accordingly, no provision is required for federal income taxes.

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents include cash on hand and highly liquid investment with original maturities of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for all types of securitization transactions involving the transfer of financial assets including collateralized borrowing arrangements. Under SFAS 125 most securitizations of financial assets would be recorded as sales. The Company will adopt this pronouncement on January 1, 1997. Since the Company generally acquires mortgage assets from affiliates at market prices as determined by securitization proceeds, this adoption is not expected to have a material impact on the results of operations or financial position of the Company.

NOTE C - MORTGAGE SECURITIES COLLATERAL

Mortgage securities collateral consists of conventional single-family mortgage loans which are pledged to secure repayment of the collateralized mortgage securities. All principal and interest payments on the collateral are remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the collateral and the reinvestment income earned thereon is available for payment of principal and interest on the collateralized mortgage securities. The components of mortgage securities collateral are summarized as follows (in thousands):

                                          DECEMBER 31
                                    -----------------------
                                       1996         1995
                                    -----------  ----------

     Mortgage collateral            $1,811,793   $1,967,921
     Accrued interest receivable        10,189       11,068
                                    ----------   ----------
      Total collateral               1,821,982    1,978,989
     Unamortized discount              (15,268)     (17,822)
                                    ----------   ----------

     Net collateral                 $1,806,714   $1,961,167
                                    ==========   ==========

The weighted average effective interest rate for mortgage securities collateral was 6.94% and 6.93% during 1996 and 1995, respectively.

NOTE D - COLLATERALIZED MORTGAGE SECURITIES

Each series of collateralized mortgage securities consists of various classes, some of which may be deferred interest, interest-only and principal-only securities. Interest is payable monthly at specified rates for all classes other than the deferred interest securities. Generally, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal will be made on any class until all classes having an earlier stated maturity have been paid in full. Generally, payments of principal and interest on deferred interest securities will commence only upon payment in full of some or all other classes. Prior to that time, interest accrues on the deferred interest securities and the amount accrued is added to the unpaid principal balance. Interest payments on interest-only bonds are based on a specified notional amount used only for the calculation of interest and no payments of principal are made. Principal-only bonds remit principal payments and no interest is paid.

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                                    DECEMBER 31
                                           ------------------------------
                                                1996            1995
                                           --------------  --------------

     Collateralized mortgage securities       $1,811,793      $1,967,921
     Accrued interest payable                      9,029           9,883
                                              ----------      ----------
      Total obligation                         1,820,822       1,977,804
     Unamortized discount                        (14,615)        (17,271)
                                              ----------      ----------

     Net obligation                           $1,806,207      $1,960,533
                                              ==========      ==========

     Range of average interest rate         5.70% to 7.08%  5.80% to 7.08%
     Range of stated maturities              2009 to 2024    2009 to 2024
     Number of series                              7               7

The maturity of each series of securities is directly affected by the rate of principal prepayments on the related mortgage securities collateral. Each series of securities is also subject to redemption at the Company's option provided that certain requirements specified in the related indenture have been met (referred to as "clean-up calls"). As a result, the actual maturity of any series of securities is likely to occur earlier than its stated maturity.

The weighted average effective interest rate for collateralized mortgage securities was 6.94% and 6.93% for 1996 and 1995, respectively. Interest payments on collateralized mortgage securities of $124,714,000, $134,465,000 and $103,738,000 were made during 1996, 1995 and 1994, respectively.

NOTE E - DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amount of cash and cash equivalents, and the payable to Parent, approximates fair value. The fair value of mortgage securities collateral was estimated using either quoted market prices, when available, including quotes made by CMC's lenders in connection with designating collateral for repurchase arrangements. The fair value of collateralized mortgage securities is dependent upon the characteristics of the mortgage securities collateral pledged to secure the issuance. Therefore, fair value was based on the same method used for determining fair value for the underlying mortgage securities collateral, adjusted for credit enhancements.

The following table summarizes the fair value of financial instruments (in thousands):

                                         DECEMBER 31, 1996
                                       ----------------------
                                        CARRYING      FAIR
                                         AMOUNT      VALUE
                                       ----------  ----------
ASSETS
 Cash and cash equivalents             $        1  $        1
 Mortgage securities collateral         1,806,714   1,761,869

LIABILITIES
 Payable to Parent                            721         721
 Collateralized mortgage securities     1,806,207   1,768,750

                                         DECEMBER 31, 1995
                                       ----------------------
                                        CARRYING      FAIR
                                         AMOUNT      VALUE
                                       ----------  ----------
ASSETS
 Cash and cash equivalents             $        1  $        1
 Mortgage securities collateral         1,961,167   1,919,538

LIABILITIES
 Payable to Parent                            679         679
 Collateralized mortgage securities     1,960,533   1,956,777

The fair values of mortgage securities collateral and cash equivalents reflect unrealized gains of $6.0 million and losses of $50.9 million at December 31, 1996, unrealized gains of $7.7 million and losses of $49.3 million at December 31, 1995.

NOTE F - ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 1996.

Since approximately 24% of mortgage securities collateral are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the use of the senior/subordinate structure for securitizations.

NOTE G - CHANGE IN CONTROL

Pursuant to an Agreement and Plan of Merger dated July 29, 1994 (the "Agreement") between the Company and CMC Securities Corporation III-A ("CMCSC III-A"), a newly formed and wholly-owned subsidiary of CMC with a corporate charter and organizational structure identical in almost all respects to that of the Company, the Company was merged with and into CMCSC

III-A, whereby the existence of the Company ceased and CMCSC III-A acquired all of the assets and assummed all of the liabilities of the Company as the surviving entity. CMCSC III-A was capitalized by CMC with $87,000, a portion of which was used to pay $25,000 of merger consideration, as well as other amounts owed by the Company to CMF. As a part of the merger, CMCSC-III-A changed its name to CMC Securities Corporation III.

NOTE H - MANAGEMENT AGREEMENT

The Company operates under a $10,000 per year management agreement with CMC (the "Manager"). The agreement provides that the Manager will advise the Company with respect to all facets of its business and administer the day-to-day operations of the Company under the supervision of the Company's Board of Directors. The Manager pays, among other things, salaries and benefits of its personnel, accounting fees and expenses, and other office expenses incurred in supervising and monitoring the Company's investments.

NOTE I - TRANSACTIONS WITH RELATED PARTIES

The Company has entered into servicing agreements with Capstead Inc., a subsidiary of CMC, the provisions of which are typical of such agreements in the mortgage servicing industry. Under the servicing agreements, Capstead Inc. retains from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. At December 31, 1996, Capstead Inc. serviced approximately 78% of the mortgage loans securing collateralized mortgage securities. Servicing fees of $3,558,000, $3,977,000 and $3,416,000 were retained by Capstead Inc. during 1996, 1995 and 1994, respectively.

CMC acts as administrator ("Bond Administrator") in relation to the Company's collateralized mortgage securities in which it performs certain administrative functions. The Bond Administrator receives a fee of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees, for its services. Such fees totaled $1,524,000, $1,531,000 and $1,325,000 during 1996, 1995 and 1994, respectively.

The Company signed a $500,000 revolving subordinated promissory note with CMF under which interest is accrued on amounts payable, based on the annual federal short-term rate as published by the Internal Revenue Service. The note was canceled August 1, 1994.

During 1994 the Company had a $20 million revolving subordinated promissory note with CMC under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matured January 1, 1996 and has been replaced with a $1 million note with similar terms that expires January 1, 1998. Repayments may be made as funds are available.

In connection with the 1994 issuance of collateralized mortgage securities, CMF transferred conventional mortgage loans to collateralize the issuances. These loans were transferred at an amount equal to the net proceeds on the transactions. CMF absorbed issuance costs totaling $2,496,000. In connection with these issuances, the Company sold $36,302,000 of interest-only, principal-only and subordinate bonds to CMC or its affiliate.

NOTE J - NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                               1996                 1995                1994
                        -------------------  ------------------  ------------------
                                   AVERAGE             AVERAGE             AVERAGE
                         AMOUNT      RATE     AMOUNT     RATE     AMOUNT     RATE
                        ---------  --------  --------  --------  --------  --------

Interest income on
 mortgage securities
 collateral             $129,945      6.94%  $138,915     6.93%  $120,102     6.88%
Interest expense on
 collateralized
 mortgage securities     130,071      6.94    138,915     6.93    120,102     6.88
                        --------             --------            --------

Net interest expense    $   (126)            $      -            $      -
                        ========             ========            ========


The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                              1996/1995
                                      --------------------------
                                       RATE    VOLUME    TOTAL
                                      ------  --------  --------

Interest income on mortgage
 securities collateral                $ 260   $(9,230)  $(8,970)
Interest expense on collateralized
 mortgage securities                    420    (9,264)   (8,844)
                                      -----   -------   -------

                                      $(160)  $    34   $  (126)
                                      =====   =======   =======

                                              1995/1994
                                      --------------------------
                                       RATE    VOLUME    TOTAL
                                      ------  --------  --------

Interest income on mortgage
 securities collateral                $ 897   $17,916   $18,813
Interest expense on collateralized
 mortgage securities                    861    17,952    18,813
                                      -----   -------   -------

                                      $  36   $   (36)  $     -
                                      =====   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) Documents filed as part of this report:

          1.    The following financial statements of the
                Company are included in ITEM 8:                    Page
                                                                   ----

                Balance Sheet - December 31, 1996 and 1995           5
                Statement of Operations - Three Years Ended
                  December 31, 1996                                  6
                Statement of Stockholder's Equity -
                  Three Years Ended December 31, 1996                7
                Statement of Cash Flows -
                  Three Years Ended December 31, 1996                8
                Notes to Financial Statements - December 31, 1996    9

          2.    Financial Statement Schedules:  None.

                All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          3.    Exhibits:

                EXHIBIT
                NUMBER
                -------

                  2.1   Agreement and Plan of Merger between the Company
                        and CMCSC III-A dated July 28, 1994(4)
                  3.1   Certificate of Incorporation of CMCSC III-A filed
                        July 29, 1994 with the Secretary of State of
                        Delaware(4)
                  3.2   Certificate of Merger of the Company with and into
                        CMCSC III-A, filed July 29, 1994 with the
                        Secretary of State of Delaware(11)
                  3.3   Bylaws for CMCSC III-A(12)
                  3.4   Certificate of Incorporation of CMCSC III-A,
                        which includes Articles of Incorporation(12)
                  4.1   Form of Indenture between Registrant   and Texas
                        Commerce Bank, National Association, as Trustee(1)
                  4.2   Form of First Supplement to the Indenture(5)
                  4.3   Form of Second Supplement to the Indenture(6)
                  4.4   Form of Third Supplement to the Indenture(7)
                  4.5   Form of Fourth Supplement to the Indenture(8)
                  4.6   Form of Fifth Supplement to the Indenture(9)
                  4.7   Form of Sixth Supplement to the Indenture(10)
                  4.8   Form of Seventh Supplement to the Indenture(11)
                 10.1   Form of Pooling and Administrative Agreement(1)
                 10.2   Form of Servicing Agreement(1)
                 10.3   Management Agreement between the Company and
                        Capstead Advisers, Inc. dated January 1, 1993(2)
                 10.4   Amended Management Agreement between the Company and
                        Capstead Advisers, Inc. dated October 1, 1993(3)
                 23     Consent of Ernst & Young LLP, Independent Auditors*
                 27     Financial Data Schedule*

                                    PART IV
                             ITEM 14. - CONTINUED



    (b)  Reports on Form 8-K:  None.



___________
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-47913) filed May 14, 1992.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(4) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 22, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 31, 1994.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 31, 1994.
(12) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
*    Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CMC SECURITIES CORPORATION III
                                                       REGISTRANT



Date:  March 7, 1997                         By:     /s/ ANDREW F. JACOBS
                                                ------------------------------
                                                       Andrew F. Jacobs
                                                Senior Vice President-Control,
                                                   Treasurer and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                Chairman, Chief         March 7, 1997
-------------------------------    Executive Officer
    (Ronn K. Lytle)                and Director



/s/ ANDREW F. JACOBS             Senior Vice President   March 7, 1997
-------------------------------    Control, Treasurer
    (Andrew F. Jacobs)             and Secretary



/s/ MAURICE MCGRATH              Director                March 7, 1997
-------------------------------
    (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.