Form 10-Q
period 1997-03-31
CMC SECURITIES CORP III
filed 1997-05-13
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO
                               ----------------    -----------------
COMMISSION FILE NUMBER:  33-47913

                         CMC SECURITIES CORPORATION III
             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                        75-2431913
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)       Identification No.)

         2711 NORTH HASKELL, DALLAS, TEXAS           75204
      (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (214) 874-2323

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO
                                               -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                           1,000 as of May 8, 1997

================================================================================

                         CMC SECURITIES CORPORATION III
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                     INDEX


                        PART I. -- FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----

ITEM 1. Financial Statements

 Balance Sheet -- March 31, 1997 and December 31, 1996.............     1

 Statement of Operations -- Quarter Ended March 31, 1997 and 1996..     2

 Statement of Cash Flows -- Quarter Ended March 31, 1997 and 1996..     3

 Notes to Financial Statements.....................................     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............     6

                         PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K...........................     6

SIGNATURES.........................................................     7

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS

                                        MARCH 31, 1997     DECEMBER 31, 1996
                                        ---------------    -----------------
                                          (UNAUDITED)
ASSETS
 Mortgage securities collateral            $1,771,472          $1,806,714
 Cash and other equivalents                         1                   1
                                           ----------          ----------

                                           $1,771,473          $1,806,715
                                           ==========          ==========


LIABILITIES
 Collateralized mortgage securities        $1,770,997          $1,806,207
 Accrued expenses                                 731                 721
                                           ----------          ----------

                                            1,771,728           1,806,928
                                           ----------          ----------


STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized, issued
  and outstanding                                   1                   1
 Paid-in capital                                  111                 102
 Accumulated deficit                             (367)               (316)
                                           ----------          ----------

                                                 (255)               (213)
                                           ----------          ----------

                                           $1,771,473          $1,806,715
                                           ==========          ==========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                 QUARTER ENDED MARCH 31
                                                ------------------------
                                                   1997         1996
                                                -----------  -----------

Interest income on mortgage securities
 collateral                                        $30,771      $33,416

Interest expense:
 Collateralized mortgage securities                 30,803       33,448
 Payable to Parent                                       8            8
                                                   -------      -------
  Total interest expense                            30,811       33,456
                                                   -------      -------

   Net interest expense                                (40)         (40)
                                                   -------      -------

Other expenses:
 Management fees                                         3            3
 Professional fees and other                             8            7
                                                   -------      -------

  Total other expenses                                  11           10
                                                   -------      -------

Net loss                                           $   (51)     $   (50)
                                                   =======      =======

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         QUARTER ENDED MARCH 31
                                                        ------------------------
                                                           1997         1996
                                                        -----------  -----------
OPERATING ACTIVITIES:
 Net loss                                                 $    (51)    $    (50)
 Noncash item - amortization of discount and premium            21           30
                                                          --------     --------

   Net cash used by operating activities                       (30)         (20)
                                                          --------     --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral                       35,641       28,199
  Decrease in accrued interest receivable                      200          157
                                                          --------     --------

   Net cash provided by investing activities                35,841       28,356
                                                          --------     --------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities                         (35,641)     (28,199)
  Decrease in accrued interest payable                        (189)        (155)
 Increase in payable to Parent                                  10           10
 Capital contribution                                            9            8
                                                          --------     --------

   Net cash used by financing activities                   (35,811)     (28,336)
                                                          --------     --------

Net change in cash and cash equivalents                          -            -

Cash and cash equivalents at beginning of period                 1            1
                                                          --------     --------

Cash and cash equivalents at end of period                $      1     $      1
                                                          ========     ========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the period ended December 31, 1996.

NOTE B -- DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

The estimated fair values of mortgage securities collateral have been determined by using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

The fair values of mortgage securities collateral were estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements.

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                 MARCH 31, 1997       DECEMBER 31, 1996
                                 ---------------      -----------------

     Carrying amount               $1,771,472             $1,806,714
     Unrealized gains                   3,924                  6,048
     Unrealized losses                (60,781)               (50,893)
                                   ----------             ----------

      Fair value                   $1,714,615             $1,761,869
                                   ==========             ==========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the quarter ended March 31, 1997 or during 1996.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes the amount of interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                               QUARTER ENDED MARCH 31
                                    -------------------------------------------
                                           1997                     1996
                                    ------------------       ------------------
                                              AVERAGE                  AVERAGE
                                     AMOUNT     RATE          AMOUNT     RATE
                                    --------  --------       --------  --------
Interest income on mortgage
 securities collateral              $30,771      6.94%       $33,416      6.92%
Interest expense on
 collateralized mortgage
 securities                          30,803      6.95         33,448      6.93
                                    -------                  -------

Net interest                        $   (32)                 $   (32)
                                    =======                  =======

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                        RATE*       VOLUME*        TOTAL
                                        ------      --------      --------

Interest income on mortgage
 securities collateral                    $87       $(2,732)      $(2,645)
Interest expense on
 collateralized mortgage
 securities                                92        (2,737)       (2,645)
                                          ---       -------       -------

                                          $(5)      $     5       $     -
                                          ===       =======       =======

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

Since inception the Company has issued approximately $2.2 billion of collateralized mortgage obligations ("CMOs"). The Company has not retained any investment in the CMOs issued; therefore, no related economic benefit will be received and no related net income or loss will be recognized. However, in instances where an affiliate retained investments in these CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company did not issue any CMOs during the first quarter of 1997.

The Company's net losses are due to operational costs incurred (management and professional fees).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

All ongoing CMO expenses of the Company are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest.
The Company believes that the excess cash flows will be sufficient to pay ongoing CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.


                          PART II. -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:  None.

    Exhibit 27 Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CMC SECURITIES CORPORATION III



Date:  May 8, 1997         By: /s/ RONN K. LYTLE
                               -----------------------------------------
                               Ronn K. Lytle
                               Chairman and Chief Executive Officer



Date:  May 8, 1997         By: /s/ ANDREW F. JACOBS
                               -----------------------------------------
                               Andrew F. Jacobs
                               Senior Vice President - Control
                                 and Treasurer