Form 10-Q
period 1997-06-30
CMC SECURITIES CORP III
filed 1997-08-13
CIK 887508

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
                                                ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                       1,000 as of August 1, 1997

===============================================================================

                        CMC SECURITIES CORPORATION III
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX


                        PART I. - FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----

ITEM 1. Financial Statements

 Balance Sheet - June 30, 1997 and December 31, 1996................     1

 Statement of Operations - Quarter and Six Months Ended
  June 30, 1997 and 1996............................................     2

 Statement of Cash Flows - Six Months Ended June 30, 1997 and 1996..     3

 Notes to Financial Statements......................................     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...............     6


                         PART II. - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K............................     6

SIGNATURES..........................................................     7

                        PART I. - FINANCIAL INFORMATION
                        CMC SECURITIES CORPORATION III
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS

                                       JUNE 30, 1997   DECEMBER 31, 1996
                                       --------------  ------------------
                                        (UNAUDITED)
ASSETS
 Mortgage securities collateral           $1,729,323       $1,806,714
 Cash and other equivalents                        1                1
                                          ----------       ----------

                                          $1,729,324       $1,806,715
                                          ==========       ==========

LIABILITIES
 Collateralized mortgage securities       $1,728,879       $1,806,207
 Accrued expenses                                 35              721
                                          ----------       ----------

                                           1,728,914        1,806,928
                                          ----------       ----------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized, issued
  and outstanding                                  1                1
 Paid-in capital                                 821              102
 Accumulated deficit                            (412)            (316)
                                          ----------       ----------

                                                 410             (213)
                                          ----------       ----------

                                          $1,729,324       $1,806,715
                                          ==========       ==========

See accompanying notes to financial statements.

                        CMC SECURITIES CORPORATION III
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                         QUARTER ENDED      SIX MONTHS ENDED
                                            JUNE 30             JUNE 30
                                       ------------------  ------------------
                                         1997      1996      1997      1996
                                       --------  --------  --------  --------
Interest income on mortgage
 securities collateral                 $30,122   $32,985   $60,893   $66,401

Interest expense:
 Collateralized mortgage securities     30,153    33,016    60,956    66,464
 Payable to Parent                           9         8        17        16
                                       -------   -------   -------   -------
  Total interest expense                30,162    33,024    60,973    66,480
                                       -------   -------   -------   -------

   Net interest expense                    (40)      (39)      (80)      (79)
                                       -------   -------   -------   -------

Other expenses:
 Management fees                             2         2         5         5
 Professional fees and other                 3         3        11        10
                                       -------   -------   -------   -------
  Total other expenses                       5         5        16        15
                                       -------   -------   -------   -------

Net loss                               $   (45)  $   (44)  $   (96)  $   (94)
                                       =======   =======   =======   =======

See accompanying notes to financial statements.

                        CMC SECURITIES CORPORATION III
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                              SIX MONTHS ENDED JUNE 30
                                             --------------------------
                                                 1997          1996
                                             ------------  ------------
OPERATING ACTIVITIES:
 Net loss                                       $    (96)     $    (94)
 Noncash item - amortization of
  discount and premium                                31            74
                                                --------      --------
     Net cash used by
      operating activities                           (65)          (20)
                                                --------      --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral             78,151        65,640
  Decrease in accrued interest receivable            438           368
                                                --------      --------
     Net cash provided by
      investing activities                        78,589        66,008
                                                --------      --------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities               (78,151)      (65,640)
  Decrease in accrued interest payable              (406)         (378)
 Increase (decrease) in payable to Parent           (686)           20
 Capital contribution                                719            10
                                                --------      --------
     Net cash used by financing
      activities                                 (78,524)      (65,988)
                                                --------      --------

Net change in cash and cash equivalents                -             -

Cash and cash equivalents at beginning
 of period                                             1             1
                                                --------      --------

Cash and cash equivalents at end of
 period                                         $      1      $      1
                                                ========      ========

See accompanying notes to financial statements.

                        CMC SECURITIES CORPORATION III
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the period ended December 31, 1996.

NOTE B - DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                          JUNE 30, 1997   DECEMBER 31, 1996
                          --------------  ------------------

     Carrying amount         $1,729,323          $1,806,714
     Unrealized gains             7,399               6,048
     Unrealized losses          (21,395)            (50,893)
                             ----------          ----------

      Fair value             $1,715,327          $1,761,869
                             ==========          ==========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the six months ended June 30, 1997 or during 1996.

NOTE C - NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and the average effective interest rates for the periods indicated (dollars in thousands):

                                                         QUARTER ENDED JUNE 30
                                              -------------------------------------------
                                                     1997                    1996
                                              -------------------      ------------------
                                                         AVERAGE                  AVERAGE
                                               AMOUNT     RATE         AMOUNT      RATE
                                              -------    -------       -------    -------
Interest income on mortgage
 securities collateral                        $30,122     6.92%        $32,985     6.95%
Interest expense on
 collateralized mortgage securities            30,153     6.92          33,016     6.96
                                              -------                  -------

Net interest expense                          $   (31)                 $   (31)
                                              =======                  =======

                                                       SIX MONTHS ENDED JUNE 30
                                              -------------------------------------------
                                                     1997                    1996
                                              -------------------      ------------------
                                                         AVERAGE                  AVERAGE
                                               AMOUNT     RATE         AMOUNT      RATE
                                              -------    -------       -------    -------
Interest income on mortgage
 securities collateral                        $60,893     6.92%        $66,401     6.94%
Interest expense on
 collateralized mortgage securities            60,956     6.92          66,464     6.94
                                              -------                  -------

Net interest expense                          $   (63)                 $   (63)
                                              =======                  =======

The following table summarizes changes in interest income and interest expense due to changes in interest rates, versus changes in volume for the quarter and six months ended June 30, 1997, compared to the same periods in 1996 (in thousands):

                                        QUARTER ENDED JUNE 30, 1997
                                       ------------------------------
                                         RATE*     VOLUME*    TOTAL
                                       ---------  ---------  --------
Interest income on mortgage
 securities collateral                    $(175)   $(2,688)  $(2,863)
Interest expense on
 collateralized mortgage securities        (170)    (2,693)   (2,863)
                                          -----    -------   -------

                                          $  (5)   $     5   $     -
                                          =====    =======   =======

                                       SIX MONTHS ENDED JUNE 30, 1997
                                       ------------------------------
                                         RATE*     VOLUME*    TOTAL
                                       ---------  ---------  --------
Interest income on mortgage
 securities collateral                    $(181)   $(5,327)  $(5,508)
Interest expense on
 collateralized mortgage securities        (181)    (5,327)   (5,508)
                                          -----    -------   -------

                                          $   -    $     -   $     -
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

Since inception the Company has issued approximately $2.2 billion of collateralized mortgage obligations ("CMOs"). The Company has not retained any investment in the CMOs issued; therefore, no related economic benefit will be received and no related net income or loss will be recognized. However, in instances where an affiliate retained investments in these CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company has not issued any CMOs during 1997.

The Company's net losses are due to operational costs incurred (management and professional fees).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

All ongoing CMO expenses of the Company are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest.
The Company believes that the excess cash flows will be sufficient to pay ongoing CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC. The elimination of inter-company debt resulted in a $719,000 contribution of capital during the six months ended June 30, 1997.


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

                                      CMC SECURITIES CORPORATION III



Date:  August 1, 1997                 By:/s/ RONN K. LYTLE
                                         -------------------------------------
                                         Ronn K. Lytle
                                         Chairman and Chief Executive Officer


Date:  August 1, 1997                  By:/s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                            and Treasurer