Form 10-Q
period 1997-09-30
CMC SECURITIES CORP III
filed 1997-11-14
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                     1,000 as of November 13, 1997

================================================================================

                         CMC SECURITIES CORPORATION III
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX


                        PART I. -- FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
ITEM 1.   Financial Statements

 Balance Sheet -- September 30, 1997 (Unaudited)
  and December 31, 1996.....................................................  1

 Statement of Operations -- Quarter and Nine Months Ended
  September 30, 1997 and 1996 (Unaudited)...................................  2

 Statement of Cash Flows -- Nine Months Ended
  September 30, 1997 and 1996 (Unaudited)...................................  3

 Notes to Financial Statements (Unaudited)..................................  4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................  6

                          PART II. -- OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..................................  6

SIGNATURES..................................................................  7

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.  FINANCIAL STATEMENTS



                                       SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                       -------------------  ------------------
                                           (UNAUDITED)

ASSETS
 Mortgage securities collateral                $1,676,563          $1,806,714
 Cash and other equivalents                             1                   1
                                               ----------          ----------

                                               $1,676,564          $1,806,715
                                               ==========          ==========

LIABILITIES
 Collateralized mortgage securities            $1,676,151          $1,806,207
 Payable to Parent                                     37                 721
                                               ----------          ----------

                                                1,676,188           1,806,928
                                               ----------          ----------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized, issued
  and outstanding                                       1                   1
 Paid-in capital                                      823                 102
 Accumulated deficit                                 (448)               (316)
                                               ----------          ----------

                                                      376                (213)
                                               ----------          ----------

                                               $1,676,564          $1,806,715
                                               ==========          ==========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                         QUARTER ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30         SEPTEMBER 30
                                       -------------------  ------------------
                                         1997       1996      1997      1996
                                       -------     -------  -------    -------
Interest income on mortgage
 securities collateral                  $29,470    $32,211   $90,363   $98,612

Interest expense:
 Collateralized mortgage securities      29,502     32,243    90,458    98,707
 Payable to Parent                            -          8        17        24
                                        -------    -------   -------   -------
    Total interest expense               29,502     32,251    90,475    98,731
                                        -------    -------   -------   -------

      Net interest expense                  (32)       (40)     (112)     (119)
                                        -------    -------   -------   -------

Other expenses:
 Management fees                              3          3         8         8
 Professional fees and other                  1          1        12        11
                                        -------    -------   -------   -------
    Total other expenses                      4          4        20        19
                                        -------    -------   -------   -------

Net loss                                $   (36)   $   (44)  $  (132)  $  (138)
                                        =======    =======   =======   =======

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                              NINE MONTHS ENDED SEPTEMBER 30
                                             --------------------------------
                                                1997                  1996
                                             ----------            ----------
OPERATING ACTIVITIES:
 Net loss                                    $    (132)            $    (138)
 Noncash item - amortization of
  discount and premium                              47                    83
                                             ---------             ---------
   Net cash used by
     operating activities                          (85)                  (55)
                                             ---------             ---------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral          131,397               118,945
  Decrease in accrued interest receivable          738                   669
                                             ---------             ---------
   Net cash provided by
     investing activities                      132,135               119,614
                                             ---------             ---------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities            (131,397)             (118,945)
  Decrease in accrued interest payable            (690)                 (657)
 Increase (decrease) in payable to Parent         (684)                   31
 Capital contribution                              721                    12
                                             ---------             ---------
   Net cash used by financing
     activities                               (132,050)             (119,559)
                                             ---------             ---------

Net change in cash and cash equivalents              -                     -

Cash and cash equivalents at beginning
 of period                                           1                     1
                                             ---------             ---------

Cash and cash equivalents at end of
 period                                      $       1             $       1
                                             =========             =========



See accompanying notes to financial statements.

                        CMC SECURITIES CORPORATION III

                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE A ___ BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the period ended December 31, 1996.

NOTE B ___ DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                          SEPTEMBER 30, 1997   DECEMBER 31, 1996
                          ------------------   -----------------
     Carrying amount            $1,676,563        $1,806,714
     Unrealized gains                8,249             6,048
     Unrealized losses              (9,932)          (50,893)
                                ----------        ----------

      Fair value                $1,674,880        $1,761,869
                                ==========        ==========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the nine months ended September 30, 1997 or during 1996.

NOTE C ___ NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and the average effective interest rates for the periods indicated (dollars in thousands):

                                                                QUARTER ENDED SEPTEMBER 30
                                                        ------------------------------------------
                                                               1997                 1996
                                                        --------------------   -------------------
                                                                   AVERAGE                 AVERAGE
                                                        AMOUNT      RATE       AMOUNT       RATE
                                                        ------     -------     ------    ---------
Interest income on mortgage
 securities collateral                                   $29,470      6.96%      $32,211      6.97%
Interest expense on collateralized
 mortgage securities                                      29,502      6.96        32,243      6.97
                                                         -------                --------
Net interest income                                      $   (32)                $   (32)
                                                         =======                ========

                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                       -----------------------------------------
                                                                1997                  1996
                                                       --------------------   -------------------
                                                                    AVERAGE              AVERAGE
                                                       AMOUNT        RATE     AMOUNT       RATE
                                                       ------       -------   ------     --------
Interest income on mortgage
 securities collateral                                   $90,363     6.93%    $98,612      6.95%
Interest expense on collateralized
 mortgage securities                                      90,458     6.93      98,707      6.95
                                                         -------              --------
Net interest income                                      $   (95)             $   (95)
                                                         =======              ========

The following table summarizes changes in interest income and interest expense due to changes in interest rates, versus changes in volume for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996 (in thousands):

                                        QUARTER ENDED SEPTEMBER 30, 1997
                                        ---------------------------------
                                        RATE*        VOLUME*        TOTAL
                                        -----        -------        -----
Interest income on mortgage
 securities collateral                  $ (55)       $(2,686)       $(2,741)
Interest expense on collateralized
 mortgage securities                      (51)        (2,690)        (2,741)
                                        -----        -------        -------
                                        $  (4)       $     4        $     -
                                        =====        =======        =======

                                           NINE MONTHS ENDED SEPTEMBER 30, 1997
                                          --------------------------------------
                                          RATE*         VOLUME*          TOTAL
                                          -----         -------        --------
Interest income on mortgage
 securities collateral                     $(227)       $(8,022)        $(8,249)
Interest expense on collateralized
 mortgage securities                        (213)        (8,036)         (8,249)
                                           -----        -------         -------
                                           $ (14)       $    14         $     -
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

Since inception the Company has issued approximately $2.2 billion of collateralized mortgage obligations ("CMOs"). The Company has not retained any investment in the CMOs issued; therefore, no related economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. However, in instances where an affiliate retained investments in these CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company has not issued any CMOs during 1997 or 1996.

The Company's net losses are due to operational costs incurred (management and professional fees) and the amortization of unrecovered shelf issuance costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

All ongoing CMO expenses of the Company are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest.
The Company believes that the excess cash flows will be sufficient to pay ongoing CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC. Throughout 1997, the Company repaid $721,000 of intercompany debt with additional capital contributed by CMC.

                        PART II. ___ OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:

    Exhibit 27 Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K:  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CMC SECURITIES CORPORATION III

Date:  November 13, 1997        By /s/ RONN K. LYTLE
                                   -------------------------------------
                                   Ronn K. Lytle
                                   Chairman and Chief Executive Officer


Date:  November 13, 1997        By /s/ ANDREW F. JACOBS
                                   -------------------------------------
                                   Andrew F. Jacobs
                                   Senior Vice President - Control
                                    and Treasurer