Form 10-K
period 1997-12-31
CMC SECURITIES CORP III
filed 1998-03-23
CIK 887508

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ]

AT MARCH 31, 1998 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 20, 1998: 1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                         CMC SECURITIES CORPORATION III

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                   PAGE
                                     PART I

ITEM  1. BUSINESS..................................................  1

ITEM  2. PROPERTIES................................................  3

ITEM  3. LEGAL PROCEEDINGS.........................................  3


                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.........................  3

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........  3

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............  4

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..................... 14


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K..................................... 15

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

On December 15, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $4 billion aggregate principal amount of CMOs. The Company commenced operations with the December 22, 1993 issuance of its first series of CMOs. As of December 31, 1997, the Company had issued seven series of CMOs with an aggregate original principal balance of $2,155,013,000.

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

EMPLOYEES

At December 31, 1997 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

As compensation for services rendered under the servicing agreements, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. At December 31, 1997 Capstead Inc. serviced approximately 78% of the principal balance of the Company's mortgage loans. In addition, CMC is the administrator with respect to the Company's Non-Agency Certificates. During 1997, 1996 and 1995, Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $3,425,000, $3,558,000 and $3,977,000, respectively. Also during 1997, 1996 and 1995, CMC retained fees for administering Non-Agency Certificates of $1,330,000, $1,524,000 and $1,531,000, respectively.

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

IMPACT OF YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to service mortgage loans, and manage the Company's affairs. The Manager has made and will continue to make investments in its software systems and applications to ensure the Company is Year 2000 compliant. In addition, the Manager has taken steps to ensure that the vendors it utilizes in various capacities and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by mid-1998. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation III

We have audited the accompanying balance sheet of CMC Securities Corporation III (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1997 and 1996, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation III at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Dallas, Texas
March 20, 1998

                        CMC SECURITIES CORPORATION III
                                BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          DECEMBER 31
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
ASSETS
  Mortgage securities collateral                 $  1,630,600      $  1,806,714
  Cash and other equivalents                                1                 1
                                                 ------------      ------------

                                                 $  1,630,601      $  1,806,715
                                                 ============      ============

LIABILITIES
  Collateralized mortgage securities             $  1,630,220      $  1,806,207
  Payable to Parent                                        40               721
                                                 ------------      ------------
                                                    1,630,260         1,806,928
                                                 ------------      ------------

STOCKHOLDER'S EQUITY
  Common stock - $1 par value, 1,000 shares
   authorized, issued and outstanding                       1                 1
  Paid-in capital                                         824               102
  Accumulated deficit                                    (484)             (316)
                                                 ------------      ------------
                                                          341              (213)
                                                 ------------      ------------

                                                 $  1,630,601      $  1,806,715
                                                 ============      ============



See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                                  YEAR ENDED DECEMBER 31
                                           ------------------------------------
                                             1997          1996          1995
                                           --------      --------      --------
Interest income on mortgage
  securities collateral                    $118,888      $129,945      $138,915

Interest expense:
  Collateralized mortgage securities        119,015       130,071       138,915
  Payable to Parent                              17            33            36
                                           --------      --------      --------

   Total interest expense                   119,032       130,104       138,951
                                           --------      --------      --------

     Net interest expense                      (144)         (159)          (36)
                                           --------      --------      --------

Other expenses:
  Management fees                                10            10            10
  Professional fees                              14            13            19
                                           --------      --------      --------

   Total other expenses                          24            23            29
                                           --------      --------      --------

Net loss                                   $   (168)     $   (182)     $    (65)
                                           ========      ========      ========



See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                        STATEMENT OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                          COMMON STOCK
                        -----------------     PAID-IN     ACCUMULATED
                        SHARES     AMOUNT     CAPITAL       DEFICIT       TOTAL
                        ------     ------     -------     -----------     -----
Balance at
  January 1, 1995            1     $    1     $    96     $       (69)    $  28

Capital distributions       --         --          (7)             --        (7)

Net loss                    --         --          --             (65)      (65)
                        ------     ------     -------     -----------     -----

Balance at
  December 31, 1995          1          1          89            (134)      (44)

Capital contributions       --         --          13              --        13

Net loss                    --         --          --            (182)     (182)
                        ------     ------     -------     -----------     -----

Balance at
  December 31, 1996          1          1         102            (316)     (213)

Capital contributions       --         --         722              --       722

Net loss                    --         --          --            (168)     (168)
                        ------     ------     -------     -----------     -----

Balance at
  December 31, 1997          1     $    1     $   824     $      (484)    $ 341
                        ======     ======     =======     ===========     =====



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                YEAR ENDED DECEMBER 31
                                        --------------------------------------
                                           1997          1996          1995
                                        ----------    ----------    ----------
OPERATING ACTIVITIES:
  Net loss                              $     (168)   $     (182)   $      (65)
  Noncash item - amortization
   of discount and premium                      58           102           908
                                        ----------    ----------    ----------
      Net cash provided (used)
        by operating activities               (110)          (80)          843
                                        ----------    ----------    ----------

INVESTING ACTIVITIES:
  Mortgage securities collateral:
   Principal collections on
     collateral                            177,803       156,128       110,191
   Decrease in accrued
     interest receivable                       998           879           615
                                        ----------    ----------    ----------
      Net cash provided by
        investing activities               178,801       157,007       110,806
                                        ----------    ----------    ----------

FINANCING ACTIVITIES:
  Collateralized mortgage securities:
   Principal payments on securities       (177,803)     (156,128)     (110,191)
   Decrease in accrued interest
     payable                                  (929)         (854)       (1,523)
  Increase (decrease) in payable
   to Parent                                  (681)           42            47
  Capital contributions
   (distributions)                             722            13            (7)
                                        ----------    ----------    ----------
      Net cash used by
        financing activities              (178,691)     (156,927)     (111,674)
                                        ----------    ----------    ----------

Net change in cash and cash
  equivalents                                   --            --           (25)

Cash and cash equivalents at
  beginning of year                              1             1            26
                                        ----------    ----------    ----------

Cash and cash equivalents at
  end of year                           $        1    $        1    $        1
                                        ==========    ==========    ==========



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE A -- BUSINESS

CMC Securities Corporation III (the "Company"), was incorporated in Delaware on May 6, 1992 as special-purpose finance corporation primarily to issue bonds collateralized by whole loans or mortgage-backed securities. The Company is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

NOTE B -- ACCOUNTING POLICIES

USE OF ESTIMATES

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

NOTE C -- MORTGAGE SECURITIES COLLATERAL

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

                                                           DECEMBER 31
                                                    --------------------------
                                                       1997            1996
                                                    ----------      ----------
         Mortgage collateral                        $1,633,990      $1,811,793
         Accrued interest receivable                     9,191          10,189
                                                    ----------      ----------
           Total collateral                          1,643,181       1,821,982
         Unamortized discount                          (12,581)        (15,268)
                                                    ----------      ----------

         Net collateral                             $1,630,600      $1,806,714
                                                    ==========      ==========

The weighted average effective interest rate for mortgage securities collateral was 6.93% and 6.94% during 1997 and 1996, respectively.

NOTE D -- COLLATERALIZED MORTGAGE SECURITIES

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

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                                         DECEMBER 31
                                               -------------------------------
                                                   1997              1996
                                               -------------     -------------
         Collateralized mortgage securities    $   1,633,990     $   1,811,793
         Accrued interest payable                      8,100             9,029
                                               -------------     -------------
           Total obligation                        1,642,090         1,820,822
         Unamortized discount                        (11,870)          (14,615)
                                               -------------     -------------

         Net obligation                        $   1,630,220     $   1,806,207
                                               =============     =============

      Range of average interest rate           5.60% to 7.08%    5.70% to 7.08%
      Range of stated maturities                2009 to 2024      2009 to 2024
      Number of series                                7                 7


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

The weighted average effective interest rate for collateralized mortgage securities was 6.94% for both 1997 and 1996. Interest payments on collateralized mortgage securities of $113,003,000, $124,714,000 and $134,465,000 were made during 1997, 1996 and 1995, respectively.

NOTE E -- DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table summarizes the fair value of financial instruments (in thousands):

                                DECEMBER 31, 1997          DECEMBER 31, 1996
                             ------------------------   ------------------------
                              CARRYING       FAIR        CARRYING       FAIR
                               AMOUNT        VALUE        AMOUNT        VALUE
                             ----------   -----------   ----------   -----------
ASSETS
  Cash and cash equivalents  $        1   $         1   $        1   $         1
  Mortgage securities
   collateral                 1,630,600     1,642,979    1,806,714     1,761,869

LIABILITIES
  Payable to Parent                  40            40          721           721
  Collateralized mortgage
   securities                 1,630,220     1,644,505    1,806,207     1,768,750


The fair values of mortgage securities collateral and cash equivalents reflect unrealized gains of $14.8 million and losses of $2.4 million at December 31, 1997, unrealized gains of $6.0 million and losses of $50.9 million at December 31, 1996.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 1997.

Since approximately 25% of mortgage securities collateral are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the use of the senior/subordinate structure for securitizations.

NOTE G -- MANAGEMENT AGREEMENT

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

NOTE H -- TRANSACTIONS WITH RELATED PARTIES

The Company has entered into servicing agreements with Capstead Inc., a subsidiary of CMC, the provisions of which are typical of such agreements in the mortgage servicing industry. Under the servicing agreements, Capstead Inc. retains from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. At

December 31, 1997, Capstead Inc. serviced approximately 78% of the mortgage loans securing collateralized mortgage securities. Servicing fees of $3,425,000, $3,558,000 and $3,977,000 were retained by Capstead Inc. during 1997, 1996 and 1995, respectively.

CMC acts as administrator ("Bond Administrator") in relation to the Company's collateralized mortgage securities in which it performs certain administrative functions. The Bond Administrator receives a fee of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees, for its services. Such fees totaled $1,330,000, $1,524,000 and $1,531,000 during 1997, 1996 and 1995, respectively.

The Company has a $1 million revolving subordinated promissory note with CMC under which interest accrues on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note expires January 1, 1999. Repayments may be made as funds are available.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                       1997                       1996                       1995
                              ---------------------      ---------------------      ---------------------
                                            AVERAGE                    AVERAGE                    AVERAGE
                               AMOUNT        RATE         AMOUNT        RATE         AMOUNT        RATE
                              --------      -------      --------      -------      --------      -------
Interest income on
  mortgage securities
  collateral                  $118,888         6.93%     $129,945         6.94%     $138,915         6.93%
Interest expense on
  collateralized
  mortgage securities          119,015         6.94       130,071         6.94       138,915         6.93
                              --------                   --------                   --------
Net interest expense          $   (127)                  $   (126)                  $     --
                              ========                   ========                   ========


The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                        1997/1996
                                           ------------------------------------
                                             RATE         VOLUME        TOTAL
                                           --------      --------      --------
Interest income on mortgage
  securities collateral                    $   (206)     $(10,851)     $(11,057)
Interest expense on collateralized
  mortgage securities                          (206)      (10,850)      (11,056)
                                           --------      --------      --------
                                           $     --      $     (1)     $     (1)
                                           ========      ========      ========
                                                        1996/1995
                                           ------------------------------------
                                             RATE         VOLUME        TOTAL
                                           --------      --------      --------
Interest income on mortgage
  securities collateral                    $    260      $ (9,230)     $ (8,970)
Interest expense on collateralized
  mortgage securities                           420        (9,264)       (8,844)
                                           --------      --------      --------
                                           $   (160)     $     34      $   (126)
                                           ========      ========      ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

          1.   The following financial statements of the
               Company are included in ITEM 8:                              Page
                                                                            ----
               Balance Sheet - December 31, 1997 and 1996                     6
               Statement of Operations - Three Years Ended
                 December 31, 1997                                            7
               Statement of Stockholder's Equity -
                 Three Years Ended December 31, 1997                          8
               Statement of Cash Flows -
                 Three Years Ended December 31, 1997                          9
               Notes to Financial Statements - December 31, 1997             10

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

                                     PART IV
                              ITEM 14. - CONTINUED




          3.   Exhibits: (continued)

               EXHIBIT
               NUMBER

                  23       Consent of Ernst & Young LLP, Independent Auditors*
                  27       Financial Data Schedule*

     (b)  Reports on Form 8-K: None.




----------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-47913) filed May 14, 1992.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(4) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 22, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 31, 1994.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 31, 1994.
(12) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
 *     Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CMC SECURITIES CORPORATION III
                                                 REGISTRANT



Date:  March 13, 1998                  By: /s/ ANDREW F. JACOBS
                                           -------------------------------------
                                                      Andrew F. Jacobs
                                              Senior Vice President-Control,
                                                 Treasurer and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                   Chairman, Chief             March 13, 1998
------------------------------        Executive Officer
        (Ronn K. Lytle)               and Director



/s/ ANDREW F. JACOBS                Senior Vice President-      March 13, 1998
------------------------------        Control, Treasurer
       (Andrew F. Jacobs)             and Secretary



/s/ MAURICE MCGRATH                 Director                    March 20, 1998
------------------------------
        (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                                 EXHIBIT INDEX

               EXHIBIT
               NUMBER      DESCRIPTION
               -------     -----------
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

----------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-47913) filed May 14, 1992.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(4) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 22, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 31, 1994.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 31, 1994.
(12) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
 *     Filed herewith.