Form 10-Q
period 1998-03-31
CMC SECURITIES CORP III
filed 1998-05-13
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock ($1.00 par value)                        1,000 as of May 12, 1998


================================================================================

                         CMC SECURITIES CORPORATION III
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                     INDEX




                        PART I. -- FINANCIAL INFORMATION
                                                                                   PAGE
                                                                                   ----
ITEM 1. Financial Statements

  Balance Sheet -- March 31, 1998 and December 31, 1997   . . . . . . . . . . .     1

  Statement of Operations -- Quarter Ended March 31, 1998 and 1997  . . . . . .     2

  Statement of Cash Flows -- Quarter Ended March 31, 1998 and 1997  . . . . . .     3

  Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . . . . . . . . . . . .     6


                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .     6

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS


                                                            MARCH 31, 1998      DECEMBER 31, 1997
                                                            --------------      -----------------
                                                              (UNAUDITED)
ASSETS
  Mortgage securities collateral                            $     2,180,979      $     1,630,600
  Cash and other equivalents                                              1                    1
                                                            ---------------      ---------------

                                                                  2,180,980            1,630,601
                                                            ===============      ===============

LIABILITIES
  Collateralized mortgage securities                        $     2,180,630      $     1,630,220
  Payable to Parent                                                      43                   40
                                                            ---------------      ---------------
                                                                  2,180,673            1,630,260
                                                            ---------------      ---------------

STOCKHOLDER'S EQUITY
  Common stock - $1.00 par value,
    1 shares authorized, issued
    and outstanding                                                       1                    1
  Paid-in capital                                                       833                  824
  Accumulated deficit                                                  (527)                (484)
                                                            ---------------      ---------------
                                                                        307                  341
                                                            ---------------      ---------------

                                                            $     2,180,980      $     1,630,601
                                                            ===============      ===============





See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                 QUARTER ENDED MARCH 31
                                                            ------------------------------
                                                                1998              1997
                                                            ------------      ------------
Interest income on mortgage securities
  collateral                                                $     27,638      $     30,771

Interest expense:
  Collateralized mortgage securities                              27,669            30,803
  Payable to Parent                                                   --                 8
                                                            ------------      ------------
    Total interest expense                                        27,669            30,811
                                                            ------------      ------------

      Net interest expense                                           (31)              (40)
                                                            ------------      ------------

Other expenses:
  Management fees                                                      3                 3
  Professional fees and other                                          9                 8
                                                            ------------      ------------

    Total other expenses                                              12                11
                                                            ------------      ------------

Net loss                                                    $        (43)     $        (51)
                                                            ============      ============


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                          QUARTER ENDED MARCH 31
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
OPERATING ACTIVITIES:
  Net loss                                                            $        (43)     $        (51)
  Noncash item - amortization of discount and premium                           48                21
                                                                      ------------      ------------
      Net cash provided (used) by operating activities                           5               (30)
                                                                      ------------      ------------

INVESTING ACTIVITIES:
  Mortgage securities collateral:
    Purchases of collateral                                               (594,390)               --
    Principal collections on collateral                                     47,871            35,641
    Decrease (increase) in accrued interest receivable                      (3,272)              200
                                                                      ------------      ------------
      Net cash provided (used) by investing activities                    (549,791)           35,841
                                                                      ------------      ------------

FINANCING ACTIVITIES:
  Collateralized mortgage securities:
    Issuance of securities                                                 594,390                --
    Principal payments on securities                                       (47,871)          (35,641)
    Increase (decrease) in accrued interest payable                          3,255              (189)
  Increase in payable to Parent                                                  3                10
  Capital contribution                                                           9                 9
                                                                      ------------      ------------
      Net cash provided (used) by financing activities                     549,786           (35,811)
                                                                      ------------      ------------

Net change in cash and cash equivalents                                         --                --

Cash and cash equivalents at beginning of period                                 1                 1
                                                                      ------------      ------------

Cash and cash equivalents at end of period                            $          1      $          1
                                                                      ============      ============



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the year ended December 31, 1997.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                              MARCH 31, 1998  DECEMBER 31, 1997
                              --------------  -----------------
         Carrying amount       $ 2,180,979      $ 1,630,600
         Unrealized gains           16,263           14,768
         Unrealized losses          (2,865)          (2,389)
                               -----------      -----------

           Fair value          $ 2,194,377      $ 1,642,979
                               ===========      ===========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the quarter ended March 31, 1998 or during 1997.

NOTE C -- MORTGAGE SECURITIES COLLATERAL

During March 1998 the Company acquired from an affiliate conventional mortgage loans with unpaid principal balances of $594 million as collateral for the issuance of CMO Series 1998-I. These loans were acquired at an amount equal to the net proceeds of the issuance.

NOTE D -- COLLATERALIZED MORTGAGE SECURITIES

During March 1998 the Company issued CMO Series 1998-I with a 30-year stated maturity and a total obligation (including accrued interest and premium) of $598 million. The Company retained no beneficial interest in this CMO and as such, no economic benefit will be received and no related net income or loss will be recognized other than the amortization of unreimbursed shelf issuance costs. This issuance was accounted for as a financing.

NOTE E -- NET INTEREST INCOME ANALYSIS

The following table summarizes the amount of interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                                        QUARTER ENDED MARCH 31
                                                  -------------------------------------------------------------------
                                                               1998                                 1997
                                                  ------------------------------       -----------------------------
                                                                      AVERAGE                              AVERAGE
                                                     AMOUNT             RATE              AMOUNT             RATE
                                                  ------------      ------------       ------------     ------------
Interest income on mortgage
  securities collateral                           $     27,638              6.90%      $     30,771             6.94%
Interest expense on
  collateralized mortgage
  securities                                            27,669              6.90             30,803             6.95
                                                  ------------                         ------------

Net interest                                      $        (31)                        $        (32)
                                                  ============                         ============


The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                          RATE*       VOLUME*       TOTAL
                                         -------      -------      -------
Interest income on mortgage
  securities collateral                  $  (198)     $(2,935)     $(3,133)
Interest expense on
  collateralized mortgage securities        (198)      (2,936)      (3,134)
                                         -------      -------      -------
                                         $    --      $     1      $     1
                                         =======      =======      =======

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

During the first quarter of 1998, the Company issued CMO Series 1998-I with total obligations (including accrued interest and premium) of $597.9 million. Since inception the Company has issued 8 series of collateralized mortgage obligations ("CMOs") with an aggregate original principal balance of $2,748,809,000, $4,306,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. At March 31, 1998 the Company had $1,255,496,000 remaining under the registration statement for future CMO issuances. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, thus no related net income or loss was or will be recognized other than amortization of unreimbursed shelf issuance costs.

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


                         PART II. -- OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

(a)    Exhibits:  None.

       Exhibit 27 Financial Data Schedule (electronic filing only).


(b)    Reports on Form 8-K:

       Current Report of Form 8-K dated March 31, 1998 to file the following:

       Exhibit 28.1 - Computational Materials Provided by Bear, Stearns & Co.
       Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CMC SECURITIES CORPORATION III




Date:  May 12, 1998             By:   /s/ RONN K. LYTLE
                                      ----------------------------------------
                                      Ronn K. Lytle
                                      Chairman and Chief Executive Officer




Date:  May 12, 1998             By:   /s/ JULIE MOORE
                                      ----------------------------------------
                                      Julie Moore
                                      Senior Vice President - Control
                                         and Treasurer

                                 EXHIBIT INDEX


EXHIBIT NO.                                         DESCRIPTION
-----------                                         -----------
27                                                  Financial Data Schedule