Form 10-Q
period 1998-09-30
CMC SECURITIES CORP III
filed 1998-11-06
CIK 887508

==============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1998

                                       OR

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-47913

                         CMC SECURITIES CORPORATION III
             (Exact name of Registrant as specified in its Charter)

             DELAWARE                               75-2431913
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)

 2711 NORTH HASKELL AVENUE, DALLAS, TEXAS              75204
 (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (214) 874-2323

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                     1,000 as of November 3, 1998


===============================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION


                                                                                                           PAGE
ITEM 1.       Financial Statements

   Balance Sheet -- September 30, 1998 (Unaudited)
     and December 31, 1997................................................................................    1

   Statement of Operations -- Quarter and Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)..............................................................    2

   Statement of Cash Flows -- Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)..............................................................    3

   Notes to Financial Statements (Unaudited)..............................................................    4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................    7


                                           PART II. -- OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K............................................................    7

SIGNATURES................................................................................................    8


                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.       FINANCIAL STATEMENTS


                                                                   SEPTEMBER 30, 1998             DECEMBER 31, 1997
                                                                   ------------------             -----------------
                                                                     (UNAUDITED)

ASSETS
   Mortgage securities collateral                                    $2,561,027                    $1,630,600
   Cash and other equivalents                                                 -                             1
                                                                     ----------                    ----------

                                                                     $2,561,027                    $1,630,601
                                                                     ==========                    ==========

LIABILITIES
   Collateralized mortgage securities                                $2,561,027                    $1,630,220
   Payable to Parent                                                         47                            40
                                                                     ----------                    ----------
                                                                      2,561,074                     1,630,260
                                                                     ----------                    ----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized, issued
     and outstanding                                                          1                             1
   Paid-in capital                                                          555                           824
   Accumulated deficit                                                     (603)                         (484)
                                                                     ----------                    ----------
                                                                            (47)                          341
                                                                     ----------                    ----------

                                                                     $2,561,027                    $1,630,601
                                                                     ==========                    ==========















See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       QUARTER ENDED                           NINE MONTHS ENDED
                                                                        SEPTEMBER 30                             SEPTEMBER 30
                                                               ---------------------------                 -----------------------
                                                                 1998               1997                     1998             1997
                                                               -------             -------                 -------           -----

Interest income on mortgage
   securities collateral                                       $35,821             $29,470                $100,710          $90,363

Interest expense:
   Collateralized mortgage securities                           35,842              29,502                 100,794           90,458
   Payable to Parent                                                 -                   -                       -               17
                                                               -------             -------                --------          -------
     Total interest expense                                     35,842              29,502                 100,794           90,475
                                                               -------             -------                --------          -------
       Net interest expense                                        (21)                (32)                    (84)            (112)
                                                               -------             -------                --------          -------
Other expenses:
   Management fees                                                   3                   3                       8                8
   Professional fees and other                                      15                   1                      27               12
                                                               -------             -------                --------          -------
     Total other expenses                                           18                   4                      35               20
                                                               -------             -------                --------          -------

Net loss                                                       $   (39)            $   (36)               $   (119)         $  (132)
                                                               =======            ========                 =======          =======















See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                         ------------------------------
                                                             1998               1997
                                                         -----------        -----------

OPERATING ACTIVITIES:
   Net loss                                              $      (119)     $      (132)
   Noncash item - amortization of
     discount and premium                                         51               47
                                                         -----------      -----------
         Net cash used by
           operating activities                                  (68)             (85)
                                                         -----------      -----------
INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                              (1,136,167)            --
     Principal collections on collateral                     213,247          131,397
     Decrease (increase) in accrued
       interest receivable                                    (5,519)             738
                                                         -----------      -----------
         Net cash provided (used) by
           investing activities                             (928,439)         132,135
                                                         -----------      -----------
FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                                1,136,167             --
     Principal payments on securities                       (213,247)        (131,397)
     Increase (decrease) in accrued
       interest payable                                        5,848             (690)
   Increase (decrease) in payable to Parent                        7             (684)
   Capital contribution (distribution)                          (269)             721
                                                         -----------      -----------
         Net cash provided (used) by
           financing activities                              928,506         (132,050)
                                                         -----------      -----------

Net change in cash and cash equivalents                           (1)            --

Cash and cash equivalents at beginning
   of period                                                       1                1
                                                         -----------      -----------
Cash and cash equivalents at end of
   period                                                $      --        $         1
                                                         ===========      ===========








See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the period ended December 31, 1997.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):


                                                       SEPTEMBER 30, 1998                DECEMBER 31, 1997
                                                       ------------------                -----------------

         Carrying amount                                 $2,561,027                        $1,630,600
         Unrealized gains                                    47,196                            14,768
         Unrealized losses                                        -                            (2,389)
                                                         ----------                        ----------

           Fair value                                    $2,608,223                        $1,642,979
                                                         ==========                        ==========


All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the nine months ended September 30, 1998 or during 1997.

NOTE C -- MORTGAGE SECURITIES COLLATERAL

During March 1998 the Company acquired from an affiliate conventional mortgage loans with unpaid principal balances of $594 million that were pledged as collateral for the simultaneous issuance of CMO Series 1998-I. During September 1998 the Company acquired from an affiliate conventional mortgage loans with unpaid principal balances of $542 million that were pledged as collateral for the simultaneous issuance of CMO Series 1998-II. All loans were acquired at an amount equal to the net proceeds of the related issuance.

NOTE D -- COLLATERALIZED MORTGAGE SECURITIES

During March 1998 the Company issued CMO Series 1998-I with a 30-year stated maturity and a total obligation (including accrued interest and premium) of $598 million. During September the Company issued CMO Series 1998-II with maturities ranging from 10 to 30 years and a total obligation (including accrued interest and premium) of $545 million. The Company retained no beneficial interest in these CMOs and as such, no economic benefit will be received and no related net income or loss will be recognized other than the amortization of amounts received in excess of allocated shelf issuance costs totaling $296,000. These issuances were accounted for as financings.

NOTE E -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and the average effective interest rates for the periods indicated (dollars in thousands):

                                                                 QUARTER ENDED SEPTEMBER 30
                                                    -----------------------------------------------------
                                                                1998                      1997
                                                    --------------------------    -----------------------
                                                                       AVERAGE                   AVERAGE
                                                        AMOUNT           RATE       AMOUNT         RATE
                                                       --------       --------     --------      --------
Interest income on mortgage
   securities collateral                               $ 35,821           6.98%   $ 29,470          6.96%
Interest expense on collateralized
   mortgage securities                                   35,842           6.98      29,502          6.96
                                                       --------         ------    --------        ------

Net interest                                           $    (21)                  $    (32)
                                                       ========                   ========



                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                               ----------------------------------------------------
                                                                        1998                        1997
                                                               ---------------------        -----------------------
                                                                             AVERAGE                        AVERAGE
                                                                AMOUNT         RATE          AMOUNT           RATE
                                                               --------      --------       --------        --------

Interest income on mortgage
   securities collateral                                       $100,710       7.11%          $90,363         6.93%
Interest expense on collateralized
   mortgage securities                                          100,794       7.11            90,458         6.93
                                                               --------                      -------

Net interest                                                   $    (84)                     $   (95)
                                                               ========                      =======


The following tables summarize changes in interest income and interest expense due to changes in interest rates, versus changes in volume for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997 (in thousands):


                                                                          QUARTER ENDED SEPTEMBER 30, 1998
                                                                 -----------------------------------------------
                                                                  RATE*             VOLUME*                TOTAL
                                                                 ------             ------                ------

Interest income on mortgage
   securities collateral                                         $111               $6,240                 $6,351
Interest expense on collateralized
   mortgage securities                                             94                6,246                  6,340
                                                                 ----               ------                 ------

                                                                 $ 17               $   (6)                $   11
                                                                 ====               ======                 ======




                                                                       NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                               --------------------------------------------------
                                                                RATE*               VOLUME*                TOTAL
                                                               ------               ------                 ------
Interest income on mortgage
   securities collateral                                       $2,380               $7,967                $10,347
Interest expense on collateralized
   mortgage securities                                          2,354                7,982                 10,336
                                                               ------               ------                -------

                                                               $   26               $  (15)               $    11
                                                               ======               ======                =======



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

During 1998 the Company issued CMO Series 1998-I and 1998-II with total obligations (including accrued interest and premium) of $597.9 million and $545.0 million, respectively. Since inception the Company has issued nine series of collateralized mortgage obligations ("CMOs") with an aggregate original principal balance of $3,287,569,000, $8,788,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. At September 30, 1998 the Company had $721,219,000 remaining under the registration statement for future CMO issuances. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, thus no related net income or loss was or will be recognized other than amortization of unreimbursed shelf issuance costs.

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


                          PART II. -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)     Exhibits:

        Exhibit 27 Financial Data Schedule (electronic filing only).

(b)     Reports on Form 8-K:

        Current Report on Form 8-K dated September 29, 1998 to file the following:

        Exhibit 99.1         Computational Materials Provided by Bear, Stearns
        Co. Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CMC SECURITIES CORPORATION III




Date:  November 3, 1998                  By: /s/ RONN K. LYTLE
                                            ----------------------------------
                                             Ronn K. Lytle
                                             Chairman and Chief Executive
                                             Officer




Date:  November 3, 1998                  By: /s/ ANDREW F. JACOBS
                                            ----------------------------------
                                             Andrew F. Jacobs
                                             Executive Vice President - Finance,
                                             Treasurer and Secretary

                               INDEX TO EXHIBITS



                                                                 Sequentially
Exhibit                                                            Numbered
Number                              Exhibit                          Page
------                              -------                      ------------

 27                           Financial Data Schedule