Form 10-K
period 1998-12-31
CMC SECURITIES CORP III
filed 1999-03-30
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1998

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

AT MARCH 31, 1999 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 25, 1999:  1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                         CMC SECURITIES CORPORATION III

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----
                                     PART I
ITEM  1.      BUSINESS..................................................      1

ITEM  2.      PROPERTIES................................................      3

ITEM  3.      LEGAL PROCEEDINGS.........................................      3


                                     PART II

ITEM  5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS.........................     3

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........     3

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............      4

ITEM  9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.....................    15


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K.....................................    16

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

The Company was formed primarily for the purpose of issuing and selling collateralized mortgage obligations ("Bonds" or "CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") that evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the Bonds will either be contributed by an affiliate of CMC or purchased from third parties and will either be Government National Mortgage Association certificates, Federal National Mortgage Association certificates, Federal Home Loan Mortgage Corporation certificates or mortgage pass-through ("Non-Agency") certificates. The Company's Certificate of Incorporation requires that any Bonds issued be rated in one of the two highest rating categories established by one or more nationally recognized statistical rating agencies.

On December 15, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $4 billion aggregate principal amount of CMOs. The Company commenced operations with the December 22, 1993 issuance of its first series of CMOs. As of December 31, 1998, the Company had issued nine series of CMOs with an aggregate original principal balance of $3,287,569,000.

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

EMPLOYEES

At December 31, 1998 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

SERVICING AND ADMINISTRATION

The originators of mortgage loans backing the Non-Agency Certificates may elect, if they meet the Company's criteria for servicers, either to service the loans they sell or to sell the loans with no agreement with respect to servicing. The Company enters into servicing agreements with each servicer.

As compensation for services rendered under the servicing agreements, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. During 1998 Capstead Inc. serviced a significant number of the Company's mortgage loans. This servicing was sold by Capstead

Inc. in December 1998 to an unaffiliated third party. During 1998, 1997 and 1996, Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $2,955,000, $3,425,000 and $3,558,000, respectively.

In addition, CMC is the administrator with respect to certain of the Company's Non-Agency Certificates and CMOs. During 1998, 1997 and 1996, CMC retained fees for administering Non-Agency Certificates and CMOs of $1,044,000, $1,330,000 and $1,524,000, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As of December 31, 1998, the Company had issued nine series of CMOs with an aggregate original principal balance of $3,287,569,000. Two of these series of CMOs were issued in 1998. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these transactions. These issuances have been accounted for as financings because an affiliate of the Company retained an investment in the CMOs. As financings, CMO collateral and Bonds are reflected on the balance sheet.

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

IMPACT OF YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to administer securitizations and otherwise manage the Company's affairs. In addition, the Manager utilizes vendors in various capacities and interfaces with various institutions. The Manager is exposed to the risk that its systems and the systems of its vendors and institutions it interfaces with are not Year 2000 compliant.

     State of Readiness. The Manager has made and will continue to make investments in its software systems and applications to ensure the Manager is Year 2000 compliant. The Manager is also taking steps to ensure that the vendors it utilizes and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by the end of the second quarter of 1999.

     Costs. The financial costs of the Manager becoming Year 2000 compliant is the responsibility of the Manager.

     Risks and Contingency Planning. Although the Manager expects that all its systems and applications will be Year 2000 compliant per the above schedule and well prior to December 31, 1999, there can be no assurance that all of the vendors it utilizes and institutions that it interfaces with will complete their compliance efforts. The Manager will continue to monitor their efforts in this regard and will take all prudent steps necessary to ensure operations are not disrupted including the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any disruption to the Company's operations of any such instances of non-compliance is presently not determinable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS


Stockholder and Board of Directors
CMC Securities Corporation III

We have audited the accompanying balance sheet of CMC Securities Corporation III (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1998 and 1997, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation III at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Dallas, Texas
February 4, 1999

                         CMC SECURITIES CORPORATION III
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        DECEMBER 31
                                                ----------------------------
                                                   1998              1997
                                                -----------      -----------
ASSETS
   Mortgage securities collateral               $ 2,435,778      $ 1,630,600
   Cash and other equivalents                            --                1
                                                -----------      -----------
                                                $ 2,435,778      $ 1,630,601
                                                ===========      ===========
LIABILITIES
   Collateralized mortgage securities           $ 2,435,778      $ 1,630,220
   Payable to Parent                                     50               40
                                                -----------      -----------
                                                  2,435,828        1,630,260
                                                -----------      -----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                   1                1
   Paid-in capital                                      557              824
   Undistributed loss                                  (608)            (484)
                                                -----------      -----------
                                                        (50)             341
                                                -----------      -----------
                                                $ 2,435,778      $ 1,630,601
                                                ===========      ===========


See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                               YEAR ENDED DECEMBER 31
                                         -------------------------------------
                                            1998         1997          1996
                                         ---------     ---------     ---------
Interest income on mortgage
   securities collateral                 $ 144,302     $ 118,888     $ 129,945

Interest expense:
   Collateralized mortgage securities      144,387       119,015       130,071
   Payable to Parent                            --            17            33
                                         ---------     ---------     ---------
     Total interest expense                144,387       119,032       130,104
                                         ---------     ---------     ---------
       Net interest expense                    (85)         (144)         (159)
                                         ---------     ---------     ---------
Other expenses:
   Management fees                              10            10            10
   Professional fees                            29            14            13
                                         ---------     ---------     ---------
     Total other expenses                       39            24            23
                                         ---------     ---------     ---------
Net loss                                 $    (124)    $    (168)    $    (182)
                                         =========     =========     =========


See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                        STATEMENT OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                          COMMON STOCK
                         ----------------   PAID-IN   UNDISTRIBUTED
                         SHARES    AMOUNT   CAPITAL   INCOME (LOSS)   TOTAL
                         ------    ------   -------   ------------    -----
Balance at
   January 1, 1996           1     $   1     $  89      $(134)        $ (44)

Capital contribution        --        --        13         --            13

Net loss                    --        --        --       (182)         (182)
                         -----     -----     -----      -----         -----

Balance at
   December 31, 1996         1         1       102       (316)         (213)

Capital contribution        --        --       722         --           722

Net loss                    --        --        --       (168)         (168)
                         -----     -----     -----      -----         -----

Balance at
   December 31, 1997         1         1       824       (484)          341

Capital distribution        --        --      (267)        --          (267)

Net loss                    --        --        --       (124)         (124)
                         -----     -----     -----      -----         -----

Balance at
   December 31, 1998         1     $   1     $ 557      $(608)        $ (50)
                         =====     =====     =====      =====         =====


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31
                                           ---------------------------------------------
                                               1998             1997             1996
                                           -----------      -----------      -----------
OPERATING ACTIVITIES:
   Net loss                                $      (124)     $      (168)     $      (182)
   Noncash item - amortization
     of discount and premium                       351               58              102
                                           -----------      -----------      -----------
         Net cash provided (used)
           by operating activities                 227             (110)             (80)
                                           -----------      -----------      -----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                (1,136,167)              --               --
     Principal collections on
       collateral                              338,582          177,803          156,128
     Decrease (increase) in accrued
       interest receivable                      (5,087)             998              879
                                           -----------      -----------      -----------
         Net cash provided (used) by
           investing activities               (802,672)         178,801          157,007
                                           -----------      -----------      -----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                  1,136,167               --               --
     Principal payments on securities         (338,582)        (177,803)        (156,128)
     Increase (decrease) in accrued
       interest payable                          5,116             (929)            (854)
   Increase (decrease) in payable
     to Parent                                      10             (681)              42
   Capital contributions
     (distributions)                              (267)             722               13
                                           -----------      -----------      -----------
         Net cash provided (used) by
           financing activities                802,444         (178,691)        (156,927)
                                           -----------      -----------      -----------

Net change in cash and cash
   equivalents                                      (1)              --               --

Cash and cash equivalents at
   beginning of year                                 1                1                1
                                           -----------      -----------      -----------

Cash and cash equivalents at
   end of year                             $        --      $         1      $         1
                                           ===========      ===========      ===========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



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

The components of mortgage securities collateral are summarized as follows (in thousands):

                                         DECEMBER 31
                                ----------------------------
                                    1998             1997
                                -----------      -----------
Mortgage collateral             $ 2,427,964      $ 1,633,990
Accrued interest receivable          14,278            9,191
                                -----------      -----------
  Total collateral                2,442,242        1,643,181
Unamortized discount                 (6,464)         (12,581)
                                -----------      -----------

Net collateral                  $ 2,435,778      $ 1,630,600
                                ===========      ===========

The weighted average effective interest rate for mortgage securities collateral was 7.13% and 6.93% during 1998 and 1997, respectively.

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

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):


                                               DECEMBER 31
                                       ----------------------------
                                           1998             1997
                                       -----------      -----------
Collateralized mortgage securities     $ 2,427,964      $ 1,633,990
Accrued interest payable                    12,920            8,100
                                       -----------      -----------
  Total obligation                       2,440,884        1,642,090
Unamortized discount                        (5,106)         (11,870)
                                       -----------      -----------

Net obligation                         $ 2,435,778      $ 1,630,220
                                       ===========      ===========

Range of average interest rate         5.43% to 7.15%   5.60% to 7.08%
Range of stated maturities             2009 to 2028     2009 to 2024
Number of series                            9                7

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

The weighted average effective interest rate for collateralized mortgage securities was 7.14% and 6.94% during 1998 and 1997, respectively. Interest payments on collateralized mortgage securities of $133,115,000, $113,003,000 and $124,714,000 were made during 1998, 1997 and 1996, respectively.

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

                                     DECEMBER 31, 1998             DECEMBER 31, 1997
                                 -------------------------     -------------------------
                                  CARRYING        FAIR          CARRYING        FAIR
                                   AMOUNT         VALUE          AMOUNT          VALUE
                                 ----------     ----------     ----------     ----------
ASSETS
   Cash and cash equivalents     $       --     $       --     $        1     $        1
   Mortgage securities
     collateral                   2,435,778      2,470,665      1,630,600      1,642,979

LIABILITIES
   Payable to Parent                     50             50             40             40
   Collateralized mortgage
     securities                   2,435,778      2,480,776      1,630,220      1,644,505

The fair values of mortgage securities collateral and cash equivalents reflect unrealized gains of $34.9 million at December 31, 1998, and unrealized gains of $14.8 million and losses of $2.4 million at December 31, 1997.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 1998.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTIES

The Company had entered into servicing agreements with Capstead Inc., a subsidiary of CMC, the provisions of which are typical of such agreements in the mortgage servicing industry. Capstead Inc. sold this servicing to an unaffiliated third party in December 1998. Under the servicing agreements, Capstead Inc. retained from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. Servicing fees of $2,955,000, $3,425,000 and $3,558,000 were retained by Capstead Inc. during 1998, 1997 and 1996, respectively.

CMC acts as administrator in relation to certain of the Company's Non-Agency Certificates and CMOs in which it performs certain administrative functions. CMC receives a fee of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees, for its services. Such fees totaled $1,044,000, $1,330,000 and $1,524,000 during 1998, 1997 and
1996, respectively.

The Company has a $1 million revolving subordinated promissory note with CMC under which interest accrues on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note expires January 1, 2000. Repayments may be made as funds are available.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                    1998                       1997                     1996
                           ---------------------     ---------------------     ---------------------
                                         AVERAGE                   AVERAGE                   AVERAGE
                             AMOUNT       RATE        AMOUNT        RATE         AMOUNT        RATE
                           ---------     -------     ---------     -------     ---------     -------
Interest income on
   mortgage securities
   collateral              $ 144,302         7.13%   $ 118,888         6.93%   $ 129,945         6.94%
Interest expense on
   collateralized
   mortgage securities       144,387         7.14      119,015         6.94      130,071         6.94
                           ---------                 ---------                 ---------

Net interest expense       $     (85)                $    (127)                $    (126)
                           =========                 =========                 =========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                    1998/1997
                                       ------------------------------------
                                         RATE         VOLUME         TOTAL
                                       --------      --------      --------
Interest income on mortgage
   securities collateral               $  3,533      $ 21,881      $ 25,414
Interest expense on collateralized
   mortgage securities                    3,462        21,910        25,372
                                       --------      --------      --------

                                       $     71      $    (29)     $     42
                                       ========      ========      ========

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

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

          1.   The following financial statements of the
               Company are included in ITEM 8:                             Page
                                                                           ----
               Balance Sheet - December 31, 1998 and 1997                   6
               Statement of Operations - Three Years Ended
                 December 31, 1998                                          7
               Statement of Stockholder's Equity -
                 Three Years Ended December 31, 1998                        8
               Statement of Cash Flows -
                 Three Years Ended December 31, 1998                        9
               Notes to Financial Statements - December 31, 1998           10

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

              4.5     Form of Fourth Supplement to the Indenture(8)

              4.6     Form of Fifth Supplement to the Indenture(9)

              4.7     Form of Sixth Supplement to the Indenture(10)

              4.8     Form of Seventh Supplement to the Indenture(11)

              4.9     Form of Eighth Supplement to the Indenture(13)

              4.10    Form of Ninth Supplement to the Indenture(14)

              10.2    Form of Servicing Agreement(1)

              10.3    Management Agreement between the Company and Capstead
                      Advisers, Inc. dated January 1, 1993(2)

              10.4    Amended Management Agreement between the Company and
                      Capstead Advisers, Inc. dated October 1, 1993(3)


                                     PART IV
                              ITEM 14. - CONTINUED


          3.   Exhibits: (continued)

               EXHIBIT
               NUMBER
               -------
              23      Consent of Ernst & Young LLP, Independent Auditors*

              27      Financial Data Schedule*

       (b)    Reports on Form 8-K: None.



-----------

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

(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 4, 1998.

(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 14, 1998.


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


                                               CMC SECURITIES CORPORATION III
                                                          REGISTRANT



Date:  March 25, 1999                     By: /s/ ANDREW F. JACOBS
                                             --------------------------------
                                                    Andrew F. Jacobs
                                             Executive Vice President-Finance,
                                                  Treasurer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                   Chairman, Chief               March 29, 1999
------------------------------        Executive Officer
        (Ronn K. Lytle)               and Director


/s/ ANDREW F. JACOBS                Executive Vice President -    March 25, 1999
------------------------------        Finance, Treasurer
       (Andrew F. Jacobs)             and Secretary


/s/ MAURICE MCGRATH                 Director                      March 26, 1999
------------------------------
        (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                               INDEX TO EXHIBITS

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

              4.5     Form of Fourth Supplement to the Indenture(8)

              4.6     Form of Fifth Supplement to the Indenture(9)

              4.7     Form of Sixth Supplement to the Indenture(10)

              4.8     Form of Seventh Supplement to the Indenture(11)

              4.9     Form of Eighth Supplement to the Indenture(13)

              4.10    Form of Ninth Supplement to the Indenture(14)

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

-----------

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

(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 4, 1998.

(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 14, 1998.

 *      Filed herewith.