Form 10-Q
period 1999-03-31
CMC SECURITIES CORP III
filed 1999-05-10
CIK 887508

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1999

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock ($1.00 par value)                           1,000 as of May 6, 1999


================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION

                                                                                    PAGE
                                                                                    ----
ITEM 1. Financial Statements

   Balance Sheet -- March 31, 1999 and December 31, 1998 .......................     1

   Statement of Operations -- Quarter Ended March 31, 1999 and 1998 ............     2

   Statement of Cash Flows -- Quarter Ended March 31, 1999 and 1998 ............     3

   Notes to Financial Statements ...............................................     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..........................     6


                          PART II. -- OTHER INFORMATION

ITEM 1. Legal Proceedings ......................................................     7

ITEM 5. Other Information ......................................................     7

ITEM 6. Exhibits and Reports on Form 8-K .......................................     7

SIGNATURES .....................................................................     8

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS


                                                             MARCH 31, 1999   DECEMBER 31, 1998
                                                             --------------   -----------------
                                                               (UNAUDITED)
ASSETS
   Mortgage securities collateral                              $ 2,303,602      $ 2,435,778
                                                               ===========      ===========

LIABILITIES
   Collateralized mortgage securities                          $ 2,303,602      $ 2,435,778
   Payable to Parent                                                    53               50
                                                               -----------      -----------
                                                                 2,303,655        2,435,828
                                                               -----------      -----------

STOCKHOLDER'S DEFICIT
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                                  1                1
   Paid-in capital                                                     557              557
   Undistributed loss                                                 (611)            (608)
                                                               -----------      -----------
                                                                       (53)             (50)
                                                               -----------      -----------

                                                               $ 2,303,602      $ 2,435,778
                                                               ===========      ===========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                            QUARTER ENDED MARCH 31
                                           ----------------------
                                             1999          1998
                                           --------      --------
Interest income on mortgage securities
   collateral                              $ 40,666      $ 27,638

Interest expense on collateralized
   mortgage securities                       40,666        27,669
                                           --------      --------

       Net interest expense                      --           (31)
                                           --------      --------

Other expenses:
   Management fees                                3             3
   Professional fees                             --             9
                                           --------      --------

     Total other expenses                         3            12
                                           --------      --------

Net loss                                   $     (3)     $    (43)
                                           ========      ========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             QUARTER ENDED MARCH 31
                                                            ------------------------
                                                               1999           1998
                                                            ---------      ---------
OPERATING ACTIVITIES:
   Net loss                                                 $      (3)     $     (43)
   Noncash item - amortization of discount and premium           (345)            48
                                                            ---------      ---------
       Net cash provided (used) by operating activities          (348)             5
                                                            ---------      ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                                       --       (594,390)
     Principal collections on collateral                      131,722         47,871
     Decrease (increase) in accrued interest receivable         1,073         (3,272)
                                                            ---------      ---------
       Net cash provided (used) by investing activities       132,795       (549,791)
                                                            ---------      ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                                        --        594,390
     Principal payments on securities                        (131,722)       (47,871)
     Increase (decrease) in accrued interest payable             (728)         3,255
   Increase in payable to Parent                                    3              3
   Capital contribution                                            --              9
                                                            ---------      ---------
       Net cash provided (used) by financing activities      (132,447)       549,786
                                                            ---------      ---------

Net change in cash and cash equivalents                            --             --

Cash and cash equivalents at beginning of period                   --              1
                                                            ---------      ---------

Cash and cash equivalents at end of period                  $      --      $       1
                                                            =========      =========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the year ended December 31, 1998.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                     MARCH 31, 1999        DECEMBER 31, 1998
                                     --------------        -----------------
         Carrying amount               $2,303,602             $2,435,778
         Unrealized gains                  18,915                 34,920
         Unrealized losses                 (1,538)                   (33)
                                       ----------             ----------

           Fair value                  $2,320,979             $2,470,665
                                       ==========             ==========


All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the quarter ended March 31, 1999 or during 1998.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                        QUARTER ENDED MARCH 31
                                          --------------------------------------------------
                                                  1999                         1998
                                          --------------------         ---------------------
                                                       AVERAGE                       AVERAGE
                                           AMOUNT       RATE           AMOUNT         RATE
                                          -------      -------         -------       -------
Interest income on mortgage
   securities collateral                  $40,666       6.90%          $27,638        6.90%
Interest expense on
   collateralized mortgage
   securities                              40,666       6.90            27,669        6.90
                                          -------                      -------

Net interest expense                      $     -                      $   (31)
                                          =======                      =======


The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                            RATE*                  VOLUME*                TOTAL
                                            -----                  -------               -------
Interest income on mortgage
   securities collateral                     $48                   $12,980               $13,028
Interest expense on
   collateralized mortgage securities         16                    12,981                12,997
                                             ---                   -------               -------

                                             $32                   $    (1)              $    31
                                             ===                   =======               =======

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

Interest payments on collateralized mortgage securities of $40,406,000 and $22,857,000 were made during the quarters ended March 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CMC Securities Corporation III (the "Company"), was incorporated in Delaware on May 6, 1992, as a limited purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

Since inception the Company has issued 9 series of collateralized mortgage obligations ("CMOs") with an aggregate original principal balance of $3,287,569,000, $8,788,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. At March 31, 1999 the Company had $721,219,000 remaining under the registration statement for future CMO issuances. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no related net income or loss was or will be recognized other than amortization of unreimbursed shelf issuance costs.

The Company's net losses are due to operational costs incurred (management and professional fees).

LIQUIDITY AND CAPITAL RESOURCES

All ongoing cash CMO expenses of the Company are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.

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

         Costs. The financial costs of the Manager becoming Year 2000 compliant are the responsibility of the Manager.

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

                          PART II. -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS:  None.

ITEM 5. OTHER INFORMATION:  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:

    Exhibit 27 Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K:  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CMC SECURITIES CORPORATION III




Date:  May 6, 1999              By:   /s/ RONN K. LYTLE
                                      -----------------------------------------
                                      Ronn K. Lytle
                                      Chairman and Chief Executive Officer




Date:  May 6, 1999              By:   /s/ ANDREW F. JACOBS
                                      -----------------------------------------
                                      Andrew F. Jacobs
                                      Executive Vice President - Finance,
                                      Treasurer and Secretary

                               INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------
   27                              Financial Data Schedule