Form 10-Q
period 1999-06-30
CMC SECURITIES CORP III
filed 1999-08-13
CIK 887508

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-47913

                         CMC SECURITIES CORPORATION III
             (Exact name of Registrant as specified in its Charter)

                    DELAWARE                                    75-2431913
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)

8401 N CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX                  75225
    (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code (214) 874-2323

                  2711 NORTH HASKELL AVENUE, SUITE 900, DALLAS,
                  ---------------------------------------------
             TX 75204 (Former name, former address and former fiscal
                       year, if changed from last report)

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

Common Stock ($1.00 par value)                      1,000 as of August 10, 1999

================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX


                        PART I. -- FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----
ITEM 1.       Financial Statements

   Balance Sheet -- June 30, 1999 and December 31, 1998............................    1

   Statement of Operations -- Quarter and Six Months Ended
     June 30, 1999 and 1998........................................................    2

   Statement of Cash Flows -- Six Months Ended June 30, 1999 and 1998..............    3

   Notes to Financial Statements...................................................    4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations........................    6


                          PART II. -- OTHER INFORMATION


ITEM 1.       Legal Proceedings....................................................    7

ITEM 5.       Other Information....................................................    7

ITEM 6.       Exhibits and Reports on Form 8-K.....................................    7

SIGNATURES.........................................................................    8

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.       FINANCIAL STATEMENTS

                                                           JUNE 30, 1999  DECEMBER 31, 1998
                                                           -------------  -----------------
                                                            (UNAUDITED)
ASSETS
   Mortgage securities collateral .....................     $ 2,168,435      $ 2,435,778
                                                            -----------      ===========

LIABILITIES
   Collateralized mortgage securities .................     $ 2,168,435      $ 2,435,778
   Payable to Parent ..................................              55               50
                                                            -----------      -----------
                                                              2,168,490        2,435,828
                                                            -----------      -----------

STOCKHOLDER'S DEFICIT
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding ...............               1                1
   Paid-in capital ....................................             560              557
   Undistributed loss .................................            (616)            (608)
                                                            -----------      -----------
                                                                    (55)             (50)
                                                            -----------      -----------
                                                            $ 2,168,435      $ 2,435,778
                                                            ===========      ===========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            QUARTER ENDED              SIX MONTHS ENDED
                                              JUNE 30                      JUNE 30
                                       ----------------------      ----------------------
                                         1999          1998          1999          1998
                                       --------      --------      --------      --------
Interest income on mortgage
   securities collateral               $ 38,411      $ 37,251      $ 79,077      $ 64,889

Interest expense on collateralized
   mortgage securities                   38,411        37,283        79,077        64,952
                                       --------      --------      --------      --------
       Net interest expense                --             (32)         --             (63)
                                       --------      --------      --------      --------
Other expense:
   Management fees                            2             2             5             5
   Professional fees and other                3             3             3            12
                                       --------      --------      --------      --------
     Total other expense                      5             5             8            17
                                       --------      --------      --------      --------
Net loss                               $     (5)     $    (37)     $     (8)     $    (80)
                                       ========      ========      ========      ========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               SIX MONTHS ENDED JUNE 30
                                                            ----------------------------
                                                                1999             1998
                                                            -----------      -----------
OPERATING ACTIVITIES:
   Net loss                                                 $        (8)     $       (80)
   Noncash item - amortization of
     discount and premium                                          (333)              58
                                                            -----------      -----------
         Net cash used by
           operating activities                                    (341)             (22)
                                                            -----------      -----------
INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                                       --           (594,390)
     Principal collections on collateral                        266,572          125,723
     Decrease (increase) in accrued interest
       receivable                                                 1,864           (2,825)
                                                            -----------      -----------
         Net cash provided (used) by
           investing activities                                 268,436         (471,492)
                                                            -----------      -----------
FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                                        --            594,390
     Principal payments on securities                          (266,572)        (125,723)
     Increase (decrease) in accrued
       interest payable                                          (1,531)           2,830
   Increase in payable to Parent                                      5                5
   Capital contribution                                               3               11
                                                            -----------      -----------
         Net cash provided (used) by financing
           activities                                          (268,095)         471,513
                                                            -----------      -----------
Net change in cash and cash equivalents                            --                 (1)

Cash and cash equivalents at beginning
   of period                                                       --                  1
                                                            -----------      -----------
Cash and cash equivalents at end of
   period                                                   $      --        $      --
                                                            ===========      ===========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the year ended December 31, 1998.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                       JUNE 30, 1999   DECEMBER 31, 1998
                                       -------------   -----------------
         Carrying amount                $ 2,168,435      $ 2,435,778
         Unrealized gains                     2,937           34,920
         Unrealized losses                  (49,299)             (33)
                                        -----------      -----------
           Fair value                   $ 2,122,073      $ 2,470,665
                                        ===========      ===========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the six months ended June 30, 1999 or during 1998.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                    QUARTER ENDED JUNE 30
                                       -------------------------------------------------
                                               1999                         1998
                                       ---------------------       ---------------------
                                                    AVERAGE                     AVERAGE
                                        AMOUNT        RATE          AMOUNT        RATE
                                       --------     --------       --------     --------
Interest income on mortgage
   securities collateral               $ 38,411         6.92%      $ 37,251         7.50%
Interest expense on collateralized
   mortgage securities                   38,411         6.92         37,283         7.50
                                       --------                    --------
Net interest                           $   --                      $    (32)
                                       ========                    ========

                                                   SIX MONTHS ENDED JUNE 30
                                       -------------------------------------------------
                                               1999                         1998
                                       ---------------------       ---------------------
                                                    AVERAGE                     AVERAGE
                                        AMOUNT        RATE          AMOUNT        RATE
                                       --------     --------       --------     --------
Interest income on mortgage
   securities collateral               $ 79,077         6.91%      $ 64,889         7.12%
Interest expense on collateralized
   mortgage securities                   79,077         6.91         64,952         7.12
                                       --------                    --------
Net interest                           $   --                      $    (63)
                                       ========                    ========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the periods indicated (in thousands):

                                            QUARTER ENDED JUNE 30, 1999
                                       ------------------------------------
                                         RATE*       VOLUME*         TOTAL
                                       --------      --------      --------
Interest income on mortgage
   securities collateral               $ (3,000)     $  4,160      $  1,160
Interest expense on collateralized
   mortgage securities                   (3,038)        4,166         1,128
                                       --------      --------      --------
                                       $     38      $     (6)     $     32
                                       ========      ========      ========

                                           SIX MONTHS ENDED JUNE 30, 1999
                                       ------------------------------------
                                         RATE*       VOLUME*         TOTAL
                                       --------      --------      --------
Interest income on mortgage
   securities collateral               $ (1,870)     $ 16,058      $ 14,188
Interest expense on collateralized
   mortgage securities                   (1,938)       16,063        14,125
                                       --------      --------      --------
                                       $     68      $     (5)     $     63
                                       ========      ========      ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

Interest payments on collateralized mortgage securities of $37,810,000 and $36,101,000 were made during the quarters ended June 30, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CMC Securities Corporation III (the "Company"), was incorporated in Delaware on May 6, 1992, as a limited purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation (the "Manager").

Since inception the Company has issued 9 series of collateralized mortgage obligations ("CMOs") with an aggregate original principal balance of $3,287,569,000, $8,788,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. At June 30, 1999 the Company had $721,219,000 remaining under the registration statement for future CMO issuances. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no related net income or loss was or will be recognized other than amortization of unreimbursed shelf issuance costs.

The Company's net losses are due to operational costs incurred (management and professional fees).

LIQUIDITY AND CAPITAL RESOURCES

All ongoing cash CMO expenses of the Company are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing CMO expenses. Cash flow requirements due to ongoing operational costs are funded by the Manager.

IMPACT OF THE YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to administer securitizations and manage the Company's mortgage assets. In addition, the Manager utilizes vendors in various capacities and interfaces with various institutions. The Manager is exposed to the risk that its systems and the systems of its vendors and institutions it interfaces with are not Year 2000 compliant.

     State of Readiness. The Manager has made and will continue to make investments in its software systems and applications to ensure the Manager is Year 2000 compliant. The Manager is also taking steps to ensure that the vendors it utilizes and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant.
This process is expected to be completed in the third quarter of 1999.

     Costs. The financial costs of the Manager becoming Year 2000 compliant are the responsibility of the Manager.

     Risks and Contingency Planning. Although the Manager believes that all its systems and applications and those of its vendors are currently Year 2000 compliant, there can be no assurance that instances of non-compliance will not occur. The Manager will take all prudent steps necessary to ensure operations are not disrupted including the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any disruption to the Company's operations of any such instances of non-compliance is presently not determinable.


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


                                      CMC SECURITIES CORPORATION III




Date:  August 10, 1999                By: /s/ RONN K. LYTLE
                                         --------------------------------------
                                         Ronn K. Lytle
                                         Chairman and Chief Executive Officer




Date:  August 10, 1999                By: /s/ ANDREW F. JACOBS
                                         --------------------------------------
                                         Andrew F. Jacobs
                                         Executive Vice President - Finance

                                INDEX TO EXHIBITS


EXHIBIT
  NO.              DESCRIPTION
-------            -----------
  27               Financial Data Schedule (electronic filing only)