Form 10-Q
period 1999-09-30
CMC SECURITIES CORP III
filed 1999-11-12
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1999

                                       OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock ($1.00 par value)                    1,000 as of November 10, 1999


================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION

                                                                              PAGE
                                                                              ----

ITEM 1.       Financial Statements

   Balance Sheet -- September 30, 1999 and December 31, 1998 ...............   1

   Statement of Operations -- Quarter and Nine Months Ended
     September 30, 1999 and 1998 ...........................................   2

   Statement of Cash Flows -- Nine Months Ended
     September 30, 1999 and 1998 ...........................................   3

   Notes to Financial Statements ...........................................   4

ITEM 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations .......................   6


                          PART II. -- OTHER INFORMATION

ITEM 1.Legal Proceedings ...................................................   7

ITEM 5.Other Information ...................................................   7

ITEM 6.Exhibits and Reports on Form 8-K ....................................   7

SIGNATURES .................................................................   8

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1.FINANCIAL STATEMENTS


                                                                   SEPTEMBER 30, 1999             DECEMBER 31, 1998
                                                                   ------------------             -----------------
                                                                     (UNAUDITED)

ASSETS
   Mortgage securities collateral                                    $2,079,509                    $2,435,778
   Cash and other equivalents                                                 5                             -
                                                                     ----------                    ----------

                                                                     $2,079,514                    $2,435,778
                                                                     ==========                    ==========

LIABILITIES
   Collateralized mortgage securities                                $2,079,509                    $2,435,778
   Payable to Parent                                                         57                            50
                                                                     ----------                    ----------
                                                                      2,079,566                     2,435,828
                                                                     ----------                    ----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized, issued
     and outstanding                                                          1                             1
   Paid-in capital                                                          568                           557
   Accumulated deficit                                                     (621)                         (608)
                                                                     ----------                    ----------
                                                                            (52)                          (50)
                                                                     ----------                    ----------

                                                                     $2,079,514                    $2,435,778
                                                                     ==========                    ==========





See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    QUARTER ENDED                        NINE MONTHS ENDED
                                                                     SEPTEMBER 30                           SEPTEMBER 30
                                                              ----------------------------          -------------------------
                                                                 1999               1998              1999             1998
                                                              --------            --------          --------         --------

Interest income on mortgage
   securities collateral                                       $36,666             $35,821          $115,743         $100,710

Interest expense on
   collateralized mortgage securities                           36,666              35,842           115,743          100,794
                                                              --------            --------          --------         --------

       Net interest expense                                          -                 (21)                -              (84)
                                                              --------            --------          --------         --------

Other expenses:
   Management fees                                                   3                   3                 8                8
   Professional fees and other                                       2                  15                 5               27
                                                              --------            --------          --------         --------
     Total other expenses                                            5                  18                13               35
                                                              --------            --------          --------         --------

Net loss                                                       $    (5)            $   (39)         $    (13)         $   (119)
                                                              ========            ========          ========         ========



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                                          --------------------------------------
                                                                              1999                       1998
                                                                          -----------                -----------

OPERATING ACTIVITIES:
   Net loss                                                               $       (13)               $      (119)
   Noncash item - amortization of
     discount and premium                                                        (392)                        51
                                                                          -----------                -----------
         Net cash used by
           operating activities                                                  (405)                       (68)
                                                                          -----------                -----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                                                        -                 (1,136,167)
     Principal collections on collateral                                      358,708                    213,247
     Decrease (increase) in accrued
       interest receivable                                                      2,393                     (5,519)
     Decrease in short-term investments                                             1                          -
                                                                          -----------                -----------
         Net cash provided (used) by
           investing activities                                               361,102                   (928,439)
                                                                          -----------                -----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                                                         -                  1,136,167
     Principal payments on securities                                        (358,708)                  (213,247)
     Increase (decrease) in accrued
       interest payable                                                        (2,002)                     5,848
   Increase in payable to Parent                                                    7                          7
   Capital contribution (distribution)                                             11                       (269)
                                                                          -----------                -----------
         Net cash provided (used) by
           financing activities                                              (360,692)                   928,506
                                                                          -----------                -----------


Net change in cash and cash equivalents                                             5                         (1)

Cash and cash equivalents at beginning
   of period                                                                        -                          1
                                                                          -----------                -----------

Cash and cash equivalents at end of
   period                                                                 $         5                $         -
                                                                          ===========                ===========










See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the period ended December 31, 1998.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):


                                                       SEPTEMBER 30, 1999                DECEMBER 31, 1998
                                                       ------------------                -----------------

         Carrying amount                                 $2,079,509                        $2,435,778
         Unrealized gains                                       597                            34,920
         Unrealized losses                                  (44,584)                              (33)
                                                         ----------                        ----------

           Fair value                                    $2,035,522                        $2,470,665
                                                         ==========                        ==========


All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the nine months ended September 30, 1999 or during 1998.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):


                                                                             QUARTER ENDED SEPTEMBER 30
                                                               ---------------------------------------------------
                                                                       1999                           1998
                                                               --------------------          ---------------------
                                                                           AVERAGE                          AVERAGE
                                                               AMOUNT       RATE             AMOUNT          RATE
                                                               -------     -------           -------        -------
Interest income on mortgage
   securities collateral                                       $36,666        6.95%          $35,821         6.98%
Interest expense on collateralized
   mortgage securities                                          36,666        6.95            35,842         6.98
                                                               -------                       -------
Net interest                                                   $     -                       $   (21)
                                                               =======                       =======


                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                               ----------------------------------------------------
                                                                       1999                          1998
                                                               -------------------           ----------------------
                                                                           AVERAGE                          AVERAGE
                                                                AMOUNT      RATE             AMOUNT          RATE
                                                               -------     -------          --------        -------
Interest income on mortgage
   securities collateral                                       $115,743       6.92%         $100,710         7.11%
Interest expense on collateralized
   mortgage securities                                          115,743       6.92           100,794         7.11
                                                               --------                     --------
Net interest                                                   $      -                     $    (84)
                                                               ========                     ========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the periods indicated (in thousands):


                                                                         QUARTER ENDED SEPTEMBER 30, 1999
                                                                  -----------------------------------------------
                                                                  RATE*             VOLUME*                 TOTAL
                                                                  -----             -------                 -----
Interest income on mortgage
   securities collateral                                          $(144)             $989                   $845
Interest expense on collateralized
   mortgage securities                                             (170)              994                    824
                                                                  -----              ----                   ----
                                                                  $  26              $ (5)                  $ 21
                                                                  =====              ====                   ====


                                                                        NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                 ------------------------------------------------
                                                                 RATE *            VOLUME*                 TOTAL
                                                                 ------            -------                 -----

Interest income on mortgage
   securities collateral                                        $(2,710)           $17,743                $15,033
Interest expense on collateralized
   mortgage securities                                           (2,800)            17,749                 14,949
                                                                -------            -------                -------
                                                                $    90            $    (6)               $    84
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

Since inception the Company has issued 9 series of collateralized mortgage obligations ("CMOs") with an aggregate original principal balance of $3,287,569,000, $8,788,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. At September 30, 1999 the Company had $721,219,000 remaining under the registration statement for future CMO issuances. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no related net income or loss was or will be recognized other than amortization of unreimbursed shelf issuance costs.

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

     State of Readiness. The Manager has made investments in its software systems and applications to ensure the Manager is Year 2000 compliant. The Manager has also taken steps to ensure that the vendors it utilizes and institutions that it interfaces with have also taken the necessary steps to become Year 2000 compliant. This process was completed in the third quarter of 1999.

     Costs. The financial costs of the Manager becoming Year 2000 compliant are the responsibility of the Manager.

     Risks and Contingency Planning. The Manager considers all its systems and applications to be Year 2000 compliant, and has taken steps to ensure that all of the vendors it utilizes and institutions that it interfaces have completed their compliance efforts. Nonetheless, the Manager will continue to monitor Year 2000 compliance and has drafted contingency plans for all critical processes to help ensure the impact on the Company's operations, or that of customers or vendors will be minimized if an event of non-compliance occurs. These plans include arranging for the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any such disruption to the Company's operations is not presently determinable.


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


                                              CMC SECURITIES CORPORATION III




Date:  November 10, 1999          By:   /s/ RONN K. LYTLE
                                        ---------------------------------------
                                        Ronn K. Lytle
                                        Chairman and Chief Executive Officer




Date:  November 10, 1999          By:   /s/ ANDREW F. JACOBS
                                        ---------------------------------------
                                        Andrew F. Jacobs
                                        Executive Vice President - Finance

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

    27                     Financial Data Schedule (electronic filing only).