Form 10-K
period 1999-12-31
CMC SECURITIES CORP III
filed 2000-03-28
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1999

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

AT MARCH 23, 2000 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 23, 2000: 1,000

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                         CMC SECURITIES CORPORATION III

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                                  PAGE
                                                                                  ----
                                    PART I

ITEM 1.    BUSINESS.............................................................    1

ITEM 2.    PROPERTIES...........................................................    3

ITEM 3.    LEGAL PROCEEDINGS....................................................    3


                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS....................................    3

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................    3

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK..................................................    4

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................    4

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE................................   14


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K................................................   15

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

The Company was formed primarily for the purpose of issuing and selling collateralized mortgage obligations ("Bonds" or "CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") that evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the Bonds will either be contributed by an affiliate of CMC or purchased from third parties and will either be Ginnie Mae certificates, Fannie Mae certificates, Freddie Mac certificates or mortgage pass-through ("Non-Agency") certificates. The Company's Certificate of Incorporation requires that any Bonds issued be rated in one of the two highest rating categories established by one or more nationally recognized statistical rating agencies.

On December 15, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $4 billion aggregate principal amount of CMOs. The Company commenced operations with the December 22, 1993 issuance of its first series of CMOs. As of December 31, 1999, the Company had issued nine series of CMOs with an aggregate original principal balance of $3,287,569,000.

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

EMPLOYEES

At December 31, 1999 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

As compensation for services rendered under the servicing agreements, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. During 1998 Capstead Inc. serviced a significant number of the Company's mortgage loans. This servicing was sold by Capstead Inc. in December 1998 to an unaffiliated third party. No servicing fees were retained by Capstead Inc. during 1999; however, during 1998 and 1997,

Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $2,955,000 and $3,425,000, respectively.

In addition, CMC is the administrator with respect to certain of the Company's Non-Agency Certificates and CMOs. During 1999, 1998 and 1997, CMC retained fees for administering Non-Agency Certificates and CMOs of $952,000, $1,044,000 and $1,330,000, respectively.

ITEM 2. PROPERTIES.

The Company's operations are conducted primarily in Dallas, Texas on properties leased by CMC.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As of December 31, 1999, the Company had issued nine series of CMOs with an aggregate original principal balance of $3,287,569,000. Two of these series of CMOs were issued in 1998. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these transactions. These issuances have been accounted for as financings because an affiliate of the Company retained an investment in the CMOs. As financings, CMO collateral and Bonds are reflected on the balance sheet.

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

IMPACT OF YEAR 2000

The Manager took the necessary steps to ensure that its software systems and applications would not fail or create erroneous results by or at December 31, 1999 ("Year 2000 compliant"). The Manager also took steps to ensure that the vendors it utilizes and institutions that it interfaces with had also taken the necessary steps to become Year 2000 compliant. The Company experienced no material instances of Year 2000 compliance failures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, the Company will receive no economic benefit from the CMOs it has issued. Accordingly the Company has no exposure to market risks, including interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation III

We have audited the accompanying balance sheet of CMC Securities Corporation III (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation III at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.









                                                               ERNST & YOUNG LLP






Dallas, Texas
January 27, 2000

                         CMC SECURITIES CORPORATION III
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 DECEMBER 31
                                                       ------------------------------
                                                            1999             1998
                                                       -------------    -------------

ASSETS
   Mortgage securities collateral                      $   2,022,622    $   2,435,778
   Cash and other equivalents                                      6               --
                                                       -------------    -------------

                                                       $   2,022,628    $   2,435,778
                                                       =============    =============

LIABILITIES
   Collateralized mortgage securities                  $   2,022,622    $   2,435,778
   Payable to Parent                                              60               50
                                                       -------------    -------------
                                                           2,022,682        2,435,828
                                                       -------------    -------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                            1                1
   Paid-in capital                                               569              557
   Undistributed loss                                           (624)            (608)
                                                       -------------    -------------
                                                                 (54)             (50)
                                                       -------------    -------------

                                                       $   2,022,628    $   2,435,778
                                                       =============    =============








See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                                 YEAR ENDED DECEMBER 31
                                           -----------------------------------
                                              1999         1998         1997
                                           ---------    ---------    ---------

Interest income on mortgage
   securities collateral                   $ 151,047    $ 144,302    $ 118,888

Interest expense:
   Collateralized mortgage securities        151,047      144,387      119,015
   Payable to Parent                              --           --           17
                                           ---------    ---------    ---------

     Total interest expense                  151,047      144,387      119,032
                                           ---------    ---------    ---------

       Net interest expense                       --          (85)        (144)
                                           ---------    ---------    ---------

Other expenses:
   Management fees                                10           10           10
   Professional fees                               6           29           14
                                           ---------    ---------    ---------

     Total other expenses                         16           39           24
                                           ---------    ---------    ---------

Net loss                                   $     (16)   $    (124)   $    (168)
                                           =========    =========    =========




See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                        STATEMENT OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)



                                      COMMON STOCK
                                 -----------------------    PAID-IN       UNDISTRIBUTED
                                   SHARES       AMOUNT      CAPITAL       INCOME (LOSS)      TOTAL
                                 ----------   ----------   ----------    ---------------   ----------
Balance at
   January 1, 1997                        1   $        1   $      102    $         (316)   $     (213)

Capital contribution                     --           --          722                --           722

Net loss                                 --           --           --              (168)         (168)
                                 ----------   ----------   ----------    --------------    ----------

Balance at
   December 31, 1997                      1            1          824              (484)          341

Capital distribution                     --           --         (267)               --          (267)

Net loss                                 --           --           --              (124)         (124)
                                 ----------   ----------   ----------    --------------    ----------

Balance at
   December 31, 1998                      1            1          557              (608)          (50)

Capital contribution                     --           --           12                --            12

Net loss                                 --           --           --               (16)          (16)
                                 ----------   ----------   ----------    --------------    ----------

Balance at
   December 31, 1999                      1   $        1   $      569    $         (624)   $      (54)
                                 ==========   ==========   ==========    ==============    ==========






See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                      YEAR ENDED DECEMBER 31
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------

OPERATING ACTIVITIES:
   Net loss                                $        (16)   $       (124)   $       (168)
   Noncash item - amortization
     of discount and premium                       (403)            351              58
                                           ------------    ------------    ------------
         Net cash provided (used)
           by operating activities                 (419)            227            (110)
                                           ------------    ------------    ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                         --      (1,136,167)             --
     Principal collections on
       collateral                               415,606         338,582         177,803
     Decrease (increase) in accrued
       interest receivable                        2,720          (5,087)            998
                                           ------------    ------------    ------------
         Net cash provided (used) by
           investing activities                 418,326        (802,672)        178,801
                                           ------------    ------------    ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                          --       1,136,167              --
     Principal payments on securities          (415,606)       (338,582)       (177,803)
     Increase (decrease) in accrued
       interest payable                          (2,317)          5,116            (929)
   Increase (decrease) in payable
     to Parent                                       10              10            (681)
   Capital contributions
     (distributions)                                 12            (267)            722
                                           ------------    ------------    ------------
         Net cash provided (used) by
           financing activities                (417,901)        802,444        (178,691)
                                           ------------    ------------    ------------

Net change in cash and cash
   equivalents                                        6              (1)             --

Cash and cash equivalents at
   beginning of year                                 --               1               1
                                           ------------    ------------    ------------

Cash and cash equivalents at
   end of year                             $          6    $         --    $          1
                                           ============    ============    ============



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



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


                                                DECEMBER 31
                                      ------------------------------
                                          1999              1998
                                      -------------    -------------

Mortgage collateral                   $   2,012,358    $   2,427,964
Accrued interest receivable                  11,558           14,278
                                      -------------    -------------
  Total collateral                        2,023,916        2,442,242
Unamortized discount                         (1,294)          (6,464)
                                      -------------    -------------

Net collateral                        $   2,022,622    $   2,435,778
                                      =============    =============

The weighted average effective interest rate for mortgage securities collateral was 6.92% and 7.13% during 1999 and 1998, respectively.

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

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):


                                                   DECEMBER 31
                                         ------------------------------
                                              1999             1998
                                         -------------    -------------

Collateralized mortgage securities       $   2,012,359    $   2,427,964
Accrued interest payable                        10,603           12,920
                                         -------------    -------------
  Total obligation                           2,022,962        2,440,884
Unamortized discount                              (340)          (5,106)
                                         -------------    -------------

Net obligation                           $   2,022,622    $   2,435,778
                                         =============    =============

Range of average interest rate           5.13% to 7.12%   5.43% to 7.15%
Range of stated maturities                2009 to 2028     2009 to 2028
Number of series                               9                9

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

The weighted average effective interest rate for collateralized mortgage securities was 6.92% and 7.14% during 1999 and 1998, respectively. Interest payments on collateralized mortgage securities of $149,432,000, $133,115,000 and $113,003,000 were made during 1999, 1998 and 1997, respectively.

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

The following table summarizes the fair value of financial instruments (in thousands):


                                      DECEMBER 31, 1999          DECEMBER 31, 1998
                                   -----------------------   -----------------------
                                    CARRYING       FAIR       CARRYING      FAIR
                                     AMOUNT        VALUE       AMOUNT       VALUE
                                   ----------   ----------   ----------   ----------

ASSETS
   Cash and cash equivalents       $        6   $        6   $       --   $       --
   Mortgage securities
     collateral                     2,022,622    1,967,176    2,435,778    2,470,665

LIABILITIES
   Payable to Parent                       60           60           50           50
   Collateralized mortgage
     securities                     2,022,622    1,991,987    2,435,778    2,480,776

The fair values of mortgage securities collateral and cash equivalents reflect an unrealized loss of $55.4 million at December 31, 1999, and unrealized gains of $34.9 million at December 31, 1998.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 1999.

Since approximately 23%, 12% and 10% of mortgage securities collateral are secured by properties located in California, Virginia and Maryland, respectively, the Company has a concentration of risk related to these markets. However, the Company's exposure arising from this concentration is reduced by the use of the senior/subordinate structure for securitizations.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTIES

The Company had entered into servicing agreements with Capstead Inc., a subsidiary of CMC, the provisions of which are typical of such agreements in the mortgage servicing industry. Capstead Inc. sold this servicing to an unaffiliated third party in December 1998. Under the servicing agreements, Capstead Inc. retained from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. No servicing fees were retained by Capstead Inc. during 1999; however servicing fees of $2,955,000 and $3,425,000 were retained during 1998 and 1997, respectively.

CMC acts as administrator in relation to certain of the Company's Non-Agency Certificates and CMOs in which it performs certain administrative functions. CMC receives a fee of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees, for its services. Such fees totaled $952,000, $1,044,000 and $1,330,000 during 1999, 1998 and
1997, respectively.

The Company has a $1 million revolving subordinated promissory note with CMC under which interest accrues on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note expires January 1, 2001. Repayments may be made as funds are available.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):


                                       1999                     1998                     1997
                               --------------------     ---------------------    ---------------------
                                            AVERAGE                   AVERAGE                  AVERAGE
                                 AMOUNT      RATE         AMOUNT       RATE       AMOUNT         RATE
                               ---------   --------     ---------    --------    ---------    --------

Interest income on
   mortgage securities
   collateral                  $ 151,047       6.92%    $ 144,302        7.13%   $ 118,888        6.93%
Interest expense on
   collateralized
   mortgage securities           151,047       6.92       144,387        7.14      119,015        6.94
                               ---------                ---------                ---------
Net interest expense           $      --                $     (85)               $    (127)
                               =========                =========                =========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):


                                                       1999/1998
                                           --------------------------------
                                             RATE        VOLUME      TOTAL
                                           --------    --------    --------

Interest income on mortgage
   securities collateral                   $ (4,423)   $ 11,168    $  6,745
Interest expense on collateralized
   mortgage securities                       (4,509)     11,169       6,660
                                           --------    --------    --------
                                           $     86    $     (1)   $     85
                                           ========    ========    ========



                                                     1998/1997
                                           --------------------------------
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

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)     Documents filed as part of this report:


                 1.    The following financial statements of the
                       Company are included in ITEM 8:                                     Page
                                                                                           ----
                       Balance Sheet - December 31, 1999 and 1998                            6
                       Statement of Operations - Three Years Ended
                         December 31, 1999                                                   7
                       Statement of Stockholder's Equity -
                         Three Years Ended December 31, 1999                                 8
                       Statement of Cash Flows -
                         Three Years Ended December 31, 1999                                 9
                       Notes to Financial Statements - December 31, 1999                    10

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


                                              CMC SECURITIES CORPORATION III
                                                         REGISTRANT



Date:  March 24, 2000                  By: /s/ ANDREW F. JACOBS
                                           -------------------------------------
                                                   Andrew F. Jacobs
                                           Executive Vice President-Finance



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                                  Chairman, Chief                        March 24, 2000
------------------------------                       Executive Officer
       (Ronn K. Lytle)                               and Director



/s/ ANDREW F. JACOBS                               Executive Vice President -             March 24, 2000
------------------------------                       Finance
       (Andrew F. Jacobs)



/s/ MAURICE MCGRATH                                Director                               March 28, 2000
------------------------------
        (Maurice McGrath)

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