Form 10-Q
period 2000-03-31
CMC SECURITIES CORP III
filed 2000-05-11
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES     X    NO
                                                   -------    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                          1,000 as of May 10, 2000

================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX


                                        PART I. -- FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----
ITEM 1. Financial Statements

   Balance Sheet -- March 31, 2000 and December 31, 1999..................................................   1

   Statement of Operations -- Quarter Ended March 31, 2000 and 1999.......................................   2

   Statement of Cash Flows -- Quarter Ended March 31, 2000 and 1999.......................................   3

   Notes to Financial Statements..........................................................................   4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................................................   6


                                         PART II. -- OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................................................   6

ITEM 5. Other Information.................................................................................   6

ITEM 6. Exhibits and Reports on Form 8-K..................................................................   6

SIGNATURES................................................................................................   7

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS


                                                                      MARCH 31, 2000           DECEMBER 31, 1999
                                                                      --------------           -----------------
                                                                       (UNAUDITED)
ASSETS
   Mortgage securities collateral                                       $2,207,794                 $2,022,622
   Cash and other equivalents                                                    6                          6
                                                                        ----------                 ----------

                                                                        $2,207,800                 $2,022,628
                                                                        ==========                 ==========

LIABILITIES
   Collateralized mortgage securities                                   $2,207,794                 $2,022,622
   Payable to Parent                                                            63                         60
                                                                        ----------                 ----------
                                                                         2,207,857                  2,022,682
                                                                        ----------                 ----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized, issued
     and outstanding                                                             1                          1
   Paid-in capital                                                             569                        569
   Undistributed loss                                                         (627)                      (624)
                                                                        ----------                 ----------
                                                                               (57)                       (54)
                                                                        ----------                 ----------

                                                                        $2,207,800                 $2,022,628
                                                                        ==========                 ==========




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                          QUARTER ENDED MARCH 31
                                                      ------------------------------
                                                       2000                   1999
                                                      -------                -------
Interest income on mortgage
   securities collateral                              $34,373                $40,666

Interest expense on collateralized
   mortgage securities                                 34,373                 40,666
                                                      -------                -------

       Net interest expense                                --                     --
                                                      -------                -------

Other expense:
   Management fees                                          3                      3
                                                      -------                -------

Net loss                                              $    (3)               $    (3)
                                                      =======                =======




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                               QUARTER ENDED MARCH 31
                                                               ----------------------
                                                                  2000         1999
                                                               ---------    ---------
OPERATING ACTIVITIES:
   Net loss                                                    $      (3)   $      (3)
   Noncash item - amortization of discount and premium                (8)        (345)
                                                               ---------    ---------
       Net cash used by operating activities                         (11)        (348)
                                                               ---------    ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchase of collateral                                     (234,082)          --
     Principal collections on collateral                          50,847      131,722
     Decrease (increase) in accrued interest receivable           (1,623)       1,073
     Decrease in short-term investments                                3           --
                                                               ---------    ---------
       Net cash provided (used) by investing activities         (184,855)     132,795
                                                               ---------    ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                                      234,082           --
     Principal payments on securities                            (50,847)    (131,722)
     Increase (decrease) in accrued interest payable               1,628         (728)
   Increase in payable to Parent                                       3            3
                                                               ---------    ---------
       Net cash provided (used) by financing activities          184,866     (132,447)
                                                               ---------    ---------

Net change in cash and cash equivalents                               --           --

Cash and cash equivalents at beginning of period                       6           --
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $       6    $      --
                                                               =========    =========




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the year ended December 31, 1999.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                       MARCH 31, 2000                DECEMBER 31, 1999
                                       --------------                -----------------
         Carrying amount                 $2,207,794                     $2,022,622
         Unrealized gains                        --                             29
         Unrealized losses                  (84,918)                       (55,475)
                                         ----------                     ----------

           Fair value                    $2,122,876                     $1,967,176
                                         ==========                     ==========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the quarter ended March 31, 2000 or during 1999.

NOTE C -- MORTGAGE SECURITIES COLLATERAL

During March 2000 the Company acquired from an affiliate conventional mortgage loans with unpaid principal balances of $234 million that were pledged as collateral for the simultaneous issuance of CMO Series 2000-I. All loans were acquired at an amount equal to the net proceeds of the related issuance.

NOTE D -- COLLATERALIZED MORTGAGE SECURITIES

During March 2000 the Company issued CMO Series 2000-I with stated maturities ranging from 15 to 30 years and a total obligation (including accrued interest and premium) of $236 million. The Company retained no beneficial interest in this CMO and as such, no economic benefit will be received and no related net income or loss will be recognized. The issuance was accounted for as a financing.

NOTE E -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                   QUARTER ENDED MARCH 31
                                       ----------------------------------------------
                                               2000                     1999
                                       --------------------     ---------------------
                                                   AVERAGE                   AVERAGE
                                        AMOUNT      RATE         AMOUNT        RATE
                                       --------   ---------     --------    ---------
Interest income on mortgage
   securities collateral               $ 34,373        6.92%    $ 40,666         6.90%
Interest expense on
   collateralized mortgage
   securities                            34,373        6.92       40,666         6.90
                                       --------                 --------

Net interest expense                   $     --                 $     --
                                       ========                 ========


The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter ended March 31, 2000 compared to the same period in 1999 (in thousands):

                                               RATE*            VOLUME*             TOTAL
                                               -----            -------            -------
Interest income on mortgage
   securities collateral                       $  88            $(6,381)           $(6,293)
Interest expense on
   collateralized mortgage securities             88             (6,381)            (6,293)
                                               -----            -------            -------

                                               $  --            $    --            $    --
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

During March 2000 the Company issued collateralized mortgage obligation ("CMO") Series 2000-I with total obligations (including accrued interest and premium) of $236 million. Since inception the Company has issued 10 series of CMOs with an aggregate original principal balance of $3,518,009,000, $8,788,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. As of March 31, 2000, the Company had $490,779,000 remaining under the registration statement for future CMO issuances. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no related net income or loss was or will be recognized other than amortization of unreimbursed shelf issuance costs.

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


                                            CMC SECURITIES CORPORATION III




Date:  May 10, 1999                 By: /s/ ANDREW F. JACOBS
                                        ----------------------------------------
                                        Andrew F. Jacobs
                                        Executive Vice President - Finance



Date:  May 10, 1999                 By: /s/ PHILLIP A. REINSCH
                                        ----------------------------------------
                                        Phillip A. Reinsch
                                        Senior Vice President - Control

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------
Exhibit 27                Financial Data Statement