Form 10-Q
period 2000-06-30
CMC SECURITIES CORP III
filed 2000-08-11
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER: 33-47913

                         CMC SECURITIES CORPORATION III
             (Exact name of Registrant as specified in its Charter)

                   DELAWARE                                     75-2431913
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                       Identification No.)

8401 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX               75225
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

Common Stock ($1.00 par value)                      1,000 as of August 10, 2000

================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                             ----
ITEM 1.       Financial Statements

   Balance Sheet -- June 30, 2000 and December 31, 1999...................................................    1

   Statement of Operations -- Quarter and Six Months Ended
     June 30, 2000 and 1999...............................................................................    2

   Statement of Cash Flows -- Six Months Ended June 30, 2000 and 1999.....................................    3

   Notes to Financial Statements..........................................................................    4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................    7


                                          PART II. -- OTHER INFORMATION


ITEM 1.       Legal Proceedings...........................................................................    7

ITEM 5.       Other Information...........................................................................    7

ITEM 6.       Exhibits and Reports on Form 8-K............................................................    7

SIGNATURES................................................................................................    8

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS

                                                  JUNE 30, 2000   DECEMBER 31, 1999
                                                  -------------   -----------------
                                                  (UNAUDITED)
ASSETS
   Mortgage securities collateral                 $  2,138,439      $  2,022,622
   Cash and other equivalents                                6                 6
                                                  ------------      ------------

                                                  $  2,138,445      $  2,022,628
                                                  ============      ============

LIABILITIES
   Collateralized mortgage securities             $  2,138,439      $  2,022,622
   Payable to Parent                                        65                60
                                                  ------------      ------------
                                                     2,138,504         2,022,682
                                                  ------------      ------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized, issued
     and outstanding                                         1                 1
   Paid-in capital                                         571               569
   Undistributed loss                                     (631)             (624)
                                                  ------------      ------------
                                                           (59)              (54)
                                                  ------------      ------------

                                                  $  2,138,445      $  2,022,628
                                                  ============      ============


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                            QUARTER ENDED            SIX MONTHS ENDED
                                              JUNE 30                     JUNE 30
                                       ----------------------      ----------------------
                                         2000          1999          2000          1999
                                       --------      --------      --------      --------
Interest income on mortgage
   securities collateral               $ 38,524      $ 38,411      $ 72,897      $ 79,077

Interest expense on collateralized
   mortgage securities                   38,524        38,411        72,897        79,077
                                       --------      --------      --------      --------

       Net interest expense                  --            --            --            --
                                       --------      --------      --------      --------

Other expense:
   Management fees                            2             2             5             5
   Professional fees and other                2             3             2             3
                                       --------      --------      --------      --------
     Total other expense                      4             5             7             8
                                       --------      --------      --------      --------

Net loss                               $     (4)     $     (5)     $     (7)     $     (8)
                                       ========      ========      ========      ========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                              SIX MONTHS ENDED JUNE 30
                                             --------------------------
                                                2000            1999
                                             ----------      ----------
OPERATING ACTIVITIES:
   Net loss                                  $       (7)     $       (8)
   Noncash item - amortization of
     discount and premium                           (15)           (333)
                                             ----------      ----------
         Net cash used by
           operating activities                     (22)           (341)
                                             ----------      ----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchase of collateral                    (234,082)             --
     Principal collections on collateral        119,932         266,572
     Increase in temporary investments               (3)             --
     Decrease (increase) in accrued
       interest receivable                       (1,092)          1,864
                                             ----------      ----------
         Net cash provided (used) by
           investing activities                (115,245)        268,436
                                             ----------      ----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                     234,082              --
     Principal payments on securities          (119,932)       (266,572)
     Increase (decrease) in accrued
       interest payable                           1,110          (1,531)
   Increase in payable to Parent                      5               5
   Capital contribution                               2               3
                                             ----------      ----------
         Net cash provided (used) by
           financing activities                 115,267        (268,095)
                                             ----------      ----------

Net change in cash and cash equivalents              --              --

Cash and cash equivalents at beginning
   of period                                          6              --
                                             ----------      ----------

Cash and cash equivalents at end of
   period                                    $        6      $       --
                                             ==========      ==========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the year ended December 31, 1999.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):


                          JUNE 30, 2000          DECEMBER 31, 1999
                          -------------          ------------------
Carrying amount           $  2,138,439             $  2,022,622
Unrealized gains                    --                       29
Unrealized losses              (90,217)                 (55,475)
                          ------------             ------------

  Fair value              $  2,048,222             $  1,967,176
                          ============             ============

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the six months ended June 30, 2000 or during 1999.

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

NOTE E -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                                QUARTER ENDED JUNE 30
                                               ----------------------------------------------------------
                                                         2000                             1999
                                               -------------------------        -------------------------
                                                                AVERAGE                         AVERAGE
                                                AMOUNT           RATE            AMOUNT           RATE
                                               ---------       ---------        ---------       ---------
Interest income on mortgage
   securities collateral                       $  38,524            7.32%       $  38,411            6.92%
Interest expense on collateralized
   mortgage securities                            38,524            7.32           38,411            6.92
                                               ---------                        ---------
Net interest                                   $      --                        $      --
                                               =========                        =========


                                                               SIX MONTHS ENDED JUNE 30
                                               ----------------------------------------------------------
                                                        2000                              1999
                                               -------------------------        -------------------------
                                                                AVERAGE                         AVERAGE
                                                AMOUNT           RATE            AMOUNT           RATE
                                               ---------       ---------        ---------       ---------
Interest income on mortgage
   securities collateral                       $  72,897            7.09%       $  79,077            6.91%
Interest expense on collateralized
   mortgage securities                            72,897            7.09           79,077            6.91
                                               ---------                        ---------
Net interest                                   $      --                        $      --
                                               =========                        =========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and six months ended June 30, 2000 compared to the same periods in 1999 (in thousands):

                                                    QUARTER ENDED JUNE 30, 2000
                                             -------------------------------------------
                                               RATE*           VOLUME*           TOTAL
                                             ---------        ---------        ---------
Interest income on mortgage
   securities collateral                     $   2,180        $  (2,067)       $     113
Interest expense on collateralized
   mortgage securities                           2,181           (2,068)             113
                                             ---------        ---------        ---------
                                             $      (1)       $       1        $      --
                                             =========        =========        =========
                                                    SIX MONTHS ENDED JUNE 30, 2000
                                             -------------------------------------------
                                               RATE*           VOLUME*           TOTAL
                                             ---------        ---------        ---------

Interest income on mortgage
   securities collateral                     $   1,972        $  (8,152)       $  (6,180)
Interest expense on collateralized
   mortgage securities                           1,972           (8,152)          (6,180)
                                             ---------        ---------        ---------
                                             $      --        $      --        $      --
                                             =========        =========        =========


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

During March 2000 the Company issued collateralized mortgage obligation ("CMO") Series 2000-I with total obligations (including accrued interest and premium) of $236 million. Since inception the Company has issued 10 series of CMOs with an aggregate original principal balance of $3,518,009,000, $8,788,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. As of June 30, 2000, the Company had $490,779,000 remaining under the registration statement for future CMO issuances. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no related net income or loss was or will be recognized other than amortization of unreimbursed shelf issuance costs.

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


                                       CMC SECURITIES CORPORATION III




Date:  August 10, 2000        By:   /s/ ANDREW F. JACOBS
                                    -----------------------
                                    Andrew F. Jacobs
                                    Executive Vice President - Finance



Date:  August 10, 2000        By:   /s/ PHILLIP A. REINSCH
                                    ----------------------
                                    Phillip A. Reinsch
                                    Senior Vice President - Control

                                INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                   ITEM
     ------                   ----
       27                     Financial Data Schedule (electronic filing only)