Form 10-Q
period 2000-09-30
CMC SECURITIES CORP III
filed 2000-11-13
CIK 887508

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X    NO
                                                 ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                      1,000 as of November 9, 2000

================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX



                                          PART I. -- FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                              ----

ITEM 1.       Financial Statements

   Balance Sheets -- September 30, 2000 and December 31, 1999.............................................    1

   Statements of Operations -- Quarter and Nine Months Ended
     September 30, 2000 and 1999..........................................................................    2

   Statements of Cash Flows -- Nine Months Ended
     September 30, 2000 and 1999..........................................................................    3

   Notes to Financial Statements..........................................................................    4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................    7


                                           PART II. -- OTHER INFORMATION

ITEM 1.       Legal Proceedings...........................................................................    7

ITEM 5.       Other Information...........................................................................    7

ITEM 6.       Exhibits and Reports on Form 8-K............................................................    7

SIGNATURES................................................................................................    8

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1.       FINANCIAL STATEMENTS


                                               SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                               ------------------       -----------------
                                                   (UNAUDITED)
ASSETS
   Mortgage securities collateral                $   2,068,424             $   2,022,622
   Cash and other equivalents                                6                         6
                                                 -------------             -------------

                                                 $   2,068,430             $   2,022,628
                                                 -------------             -------------

LIABILITIES
   Collateralized mortgage securities            $   2,068,424             $   2,022,622
   Payable to Parent                                        68                        60
                                                 -------------             -------------
                                                     2,068,492                 2,022,682
                                                 -------------             -------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized, issued
     and outstanding                                         1                         1
   Paid-in capital                                         573                       569
   Undistributed loss                                     (636)                     (624)
                                                 -------------             -------------
                                                           (62)                      (54)
                                                 -------------             -------------

                                                 $   2,068,430             $   2,022,628
                                                 =============             =============




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                   QUARTER ENDED                    NINE MONTHS ENDED
                                                    SEPTEMBER 30                       SEPTEMBER 30
                                           -----------------------------       -----------------------------
                                              2000              1999              2000              1999
                                           -----------       -----------       -----------       -----------
Interest income on mortgage
   securities collateral                   $    37,433       $    36,666       $   110,330       $   115,743
Interest expense on
   collateralized mortgage securities           37,433            36,666           110,330           115,743
                                           -----------       -----------       -----------       -----------
       Net interest expense                         --                --                --                --
                                           -----------       -----------       -----------       -----------
Other expenses:
   Management fees                                   3                 3                 8                 8
   Professional fees and other                       2                 2                 4                 5
                                           -----------       -----------       -----------       -----------
     Total other expenses                            5                 5                12                13
                                           -----------       -----------       -----------       -----------
Net loss                                   $        (5)      $        (5)      $       (12)      $       (13)
                                           ===========       ===========       ===========       ===========





See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                       -------------------------------
                                                           2000               1999
                                                       ------------       ------------
OPERATING ACTIVITIES:
   Net loss                                            $        (12)      $        (13)
   Noncash item - amortization of
     discount and premium                                      (118)              (392)
                                                       ------------       ------------
         Net cash used in
           operating activities                                (130)              (405)
                                                       ------------       ------------
INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                               (234,082)                --
     Principal collections on collateral                    189,801            358,708
     Decrease (increase) in temporary investments                (3)                 1
     Decrease (increase) in accrued
       interest receivable                                     (680)             2,393
                                                       ------------       ------------
         Net cash provided by (used in)
           investing activities                             (44,964)           361,102
                                                       ------------       ------------
FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                                 234,082                 --
     Principal payments on securities                      (189,801)          (358,708)
     Increase (decrease) in accrued
       interest payable                                         801             (2,002)
   Increase in payable to Parent                                  8                  7
   Capital contribution                                           4                 11
                                                       ------------       ------------
         Net cash provided by (used in)
           financing activities                              45,094           (360,692)
                                                       ------------       ------------
Net change in cash and cash equivalents                          --                  5
Cash and cash equivalents at beginning
   of period                                                      6                 --
                                                       ------------       ------------
Cash and cash equivalents at end of
   period                                              $          6       $          5
                                                       ============       ============




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the period ended December 31, 1999.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):


                           SEPTEMBER 30, 2000        DECEMBER 31, 1999
                           ------------------        -----------------

Carrying amount              $   2,068,424             $   2,022,622
Unrealized gains                        --                        29
Unrealized losses                  (68,860)                  (55,475)
                             -------------             -------------

  Fair value                 $   1,999,564             $   1,967,176
                             =============             =============

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the nine months ended September 30, 2000 or during 1999.

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

NOTE E -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):


                                                           QUARTER ENDED SEPTEMBER 30
                                        ---------------------------------------------------------------
                                                    2000                               1999
                                        ----------------------------       ----------------------------
                                                           AVERAGE                            AVERAGE
                                          AMOUNT            RATE             AMOUNT             RATE
                                        -----------      -----------       -----------      -----------

Interest income on mortgage
   securities collateral                $    37,433             7.15%      $    36,666             6.95%
Interest expense on collateralized
   mortgage securities                       37,433             7.15            36,666             6.95
                                        -----------                        -----------

Net interest                            $        --                        $        --
                                        ===========                        ===========


                                                           NINE MONTHS ENDED SEPTEMBER 30
                                        -------------------------------------------------------------------
                                                    2000                                  1999
                                        ------------------------------       ------------------------------
                                                            AVERAGE                              AVERAGE
                                           AMOUNT             RATE              AMOUNT             RATE
                                        ------------      ------------       ------------      ------------

Interest income on mortgage
   securities collateral                $    110,330              7.13%      $    115,743              6.92%
Interest expense on collateralized
   mortgage securities                       110,330              7.13            115,743              6.92
                                        ------------                         ------------
Net interest                            $         --                         $         --
                                        ============                         ============

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and nine months ended September 30, 2000 compared to the same periods in 1999 (in thousands):



                                             QUARTER ENDED SEPTEMBER 30, 2000
                                        --------------------------------------------
                                           RATE*           VOLUME*          TOTAL
                                        ----------       ----------       ----------
Interest income on mortgage
   securities collateral                $    1,069       $     (302)      $      767
Interest expense on collateralized
   mortgage securities                       1,075             (308)             767
                                        ----------       ----------       ----------

                                        $       (6)      $        6       $       --
                                        ==========       ==========       ==========


                                           NINE MONTHS ENDED SEPTEMBER 30, 2000
                                        --------------------------------------------
                                          RATE*            VOLUME*           TOTAL
                                        ----------       ----------       ----------
Interest income on mortgage
   securities collateral                $    3,371       $   (8,784)      $   (5,413)
Interest expense on collateralized
   mortgage securities                       3,372           (8,785)          (5,413)
                                        ----------       ----------       ----------

                                        $       (1)      $        1       $       --
                                        ==========       ==========       ==========

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

During March 2000 the Company issued collateralized mortgage obligation ("CMO") Series 2000-I with total obligations (including accrued interest and premium) of $236 million. Since inception the Company has issued 10 series of CMOs with an aggregate original principal balance of $3,518,009,000, $8,788,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. As of September 30, 2000, the Company had $490,779,000 remaining under the registration statement for future CMO issuances. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no related net income or loss was or will be recognized other than amortization of unreimbursed shelf issuance costs.

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


                                              CMC SECURITIES CORPORATION III





Date:  November 9, 2000                By:  /s/ ANDREW F. JACOBS
                                          --------------------------------------
                                          Andrew F. Jacobs
                                          Executive Vice President - Finance



Date:  November 9, 2000                By: /s/ PHILLIP A. REINSCH
                                          --------------------------------------
                                          Phillip A. Reinsch
                                          Senior Vice President - Control

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
27                         Financial Data Schedule (electronic filing only).