Form 10-K
period 2000-12-31
CMC SECURITIES CORP III
filed 2001-03-20
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

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

AT MARCH 15, 2001 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 15, 2001: 1,000

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                         CMC SECURITIES CORPORATION III

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM  1.   BUSINESS......................................................     1

ITEM  2.   PROPERTIES....................................................     3

ITEM  3.   LEGAL PROCEEDINGS.............................................     3


                                     PART II

ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS............................     3

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............     3

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK..........................................     3

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................     3

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................    14


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K........................................    14

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

On December 15, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $4 billion aggregate principal amount of CMOs. The Company commenced operations with the December 22, 1993 issuance of its first series of CMOs. As of December 31, 2000, the Company had issued ten series of CMOs with an aggregate original principal balance of $3,518,009,000.

SPECIAL-PURPOSE FINANCE CORPORATION

Article III of the Company's Certificate of Incorporation limits the Company's purposes to (i) issuing and selling CMOs, and receiving, owning, holding and pledging as collateral therefore the related Certificates, (ii) investing cash balances on an interim basis in high quality, short-term securities, and (iii) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

COMPETITION

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

SERVICING AND ADMINISTRATION

The originators of mortgage loans backing the Non-Agency Certificates may elect, if they meet the Company's criteria for servicers, either to service the loans they sell or to sell the loans with no agreement with respect to servicing. The Company enters into servicing agreements with each servicer. As compensation for services rendered under the servicing agreements, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. During 1998 Capstead Inc. serviced a significant number of the Company's mortgage loans. This servicing was sold by Capstead Inc. in December 1998 to an unaffiliated third party. No servicing fees were retained by Capstead Inc. during 2000 or 1999; however, during 1998 Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $2,955,000.

In addition, CMC is the administrator with respect to certain of the Company's Non-Agency Certificates and CMOs. During 2000, 1999 and 1998, CMC retained fees for administering Non-Agency Certificates and CMOs of $796,000, $952,000 and $1,044,000, respectively.

ITEM 2.  PROPERTIES.

The Company conducts operations at CMC's offices in Dallas, Texas.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As of December 31, 2000, the Company had issued ten series of CMOs with an aggregate original principal balance of $3,518,009,000. Two of these series of CMOs were issued in 1998 and one issued in 2000. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these transactions. These issuances have been accounted for as financings. As financings, CMO collateral and Bonds are reflected on the balance sheet.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

Stockholder and Board of Directors
CMC Securities Corporation III

We have audited the accompanying balance sheets of CMC Securities Corporation III (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation III at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                          ERNST & YOUNG LLP


Dallas, Texas
January 30, 2001

                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           DECEMBER 31
                                                  -----------------------------
                                                      2000              1999
                                                  -----------       -----------
ASSETS
  Mortgage securities collateral                  $ 2,011,605       $ 2,022,622
  Cash and other equivalents                                6                 6
                                                  -----------       -----------
                                                  $ 2,011,611       $ 2,022,628
                                                  ===========       ===========
LIABILITIES
  Collateralized mortgage securities              $ 2,011,575       $ 2,022,622
  Payable to Parent                                        70                60
                                                  -----------       -----------
                                                    2,011,645         2,022,682
                                                  -----------       -----------

STOCKHOLDER'S EQUITY
  Common stock - $1.00 par value, 1 shares
    authorized, issued and outstanding                      1                 1
  Paid-in capital                                         604               569
  Undistributed loss                                     (639)             (624)
                                                  -----------       -----------
                                                          (34)              (54)
                                                  -----------       -----------
                                                  $ 2,011,611       $ 2,022,628
                                                  ===========       ===========

See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                 YEAR ENDED DECEMBER 31
                                         ---------------------------------------
                                            2000           1999           1998
                                         ---------      ---------      ---------
Interest income on mortgage
  securities collateral                  $ 146,458      $ 151,047      $ 144,302

Interest expense:
  Collateralized mortgage securities       146,458        151,047        144,387
                                         ---------      ---------      ---------

      Net interest expense                      --             --            (85)
                                         ---------      ---------      ---------

Other expenses:
  Management fees                               10             10             10
  Professional fees                              5              6             29
                                         ---------      ---------      ---------

    Total other expenses                        15             16             39
                                         ---------      ---------      ---------

Net loss                                 $     (15)     $     (16)     $    (124)
                                         =========      =========      =========

See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                             COMMON STOCK
                          -----------------    PAID-IN  UNDISTRIBUTED
                          SHARES     AMOUNT    CAPITAL  INCOME (LOSS)   TOTAL
                          ------     ------    -------  -------------   -----
Balance at
  January 1, 1998             1      $   1      $ 824       $(484)      $ 341

Capital distribution         --         --       (267)         --        (267)

Net loss                     --         --         --        (124)       (124)
                          -----      -----      -----       -----       -----

Balance at
  December 31, 1998           1          1        557        (608)        (50)

Capital contribution         --         --         12          --          12

Net loss                     --         --         --         (16)        (16)
                          -----      -----      -----       -----       -----

Balance at
  December 31, 1999           1          1        569        (624)        (54)

Capital contribution         --         --         35          --          35

Net loss                     --         --         --         (15)        (15)
                          -----      -----      -----       -----       -----

Balance at
  December 31, 2000           1      $   1      $ 604       $(639)      $ (34)
                          =====      =====      =====       =====       =====

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31
                                          ---------------------------------------
                                             2000          1999            1998
                                          ---------     ---------     -----------
OPERATING ACTIVITIES:
  Net loss                                $     (15)    $     (16)    $      (124)
  Noncash item - amortization
    of discount and premium                    (209)         (403)            351
                                          ---------     ---------     -----------
        Net cash provided by (used in)
         operating activities                  (224)         (419)            227
                                          ---------     ---------     -----------

INVESTING ACTIVITIES:
  Mortgage securities collateral:
    Purchases of collateral                (234,112)           --      (1,136,167)
    Principal collections on
      collateral                            246,395       415,606         338,582
    Decrease (increase) in accrued
      interest receivable                      (335)        2,720          (5,087)
    Increase in temporary investments            (3)           --              --
                                          ---------     ---------     -----------
        Net cash provided by (used in)
         investing activities                11,945       418,326        (802,672)
                                          ---------     ---------     -----------

FINANCING ACTIVITIES:
  Collateralized mortgage securities:
    Issuance of securities                  234,082            --       1,136,167
    Principal payments on securities       (246,395)     (415,606)       (338,582)
    Increase (decrease) in accrued
      interest payable                          547        (2,317)          5,116
  Increase in payable to Parent                  10            10              10
  Capital contributions
    (distributions)                              35            12            (267)
                                          ---------     ---------     -----------
        Net cash provided by (used in)
         financing activities               (11,721)     (417,901)        802,444
                                          ---------     ---------     -----------

Net change in cash and cash
  equivalents                                    --             6              (1)

Cash and cash equivalents at
  beginning of year                               6            --               1
                                          ---------     ---------     -----------

Cash and cash equivalents at
  end of year                             $       6     $       6     $        --
                                          =========     =========     ===========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

During March 2000 the Company acquired from an affiliate conventional mortgage loans with unpaid principal balances of $234 million that were pledged as collateral for the simultaneous issuance of CMO Series 2000-I. All loans were acquired at an amount equal to the net proceeds of the related issuance. The components of mortgage securities collateral are summarized as follows (in thousands):

                                                           DECEMBER 31
                                                   ---------------------------
                                                      2000             1999
                                                   ----------      -----------
      Mortgage collateral                          $1,996,404      $ 2,012,358
      Accrued interest receivable                      11,896           11,558
                                                   ----------      -----------
         Total collateral                           2,008,300        2,023,916
      Unamortized premium (discount)                    3,305           (1,294)
                                                   ----------      -----------

      Net collateral                               $2,011,605      $ 2,022,622
                                                   ==========      ===========

The weighted average effective interest rate for mortgage securities collateral was 7.13% and 6.92% during 2000 and 1999, respectively.

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

During March 2000 the Company issued CMO Series 2000-I with maturities ranging from 15 to 30 years and a total obligation (including accrued interest and premium) of $236 million. The Company retained no beneficial interest in this CMO and as such, no economic benefit will be received and no related net income or loss will be recognized. The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                                          DECEMBER 31
                                                 ------------------------------
                                                    2000                1999
                                                 ----------         -----------
      Collateralized mortgage securities         $1,996,404         $ 2,012,359
      Accrued interest payable                       11,150              10,603
                                                 ----------         -----------
         Total obligation                         2,007,554           2,022,962
      Unamortized premium (discount)                  4,021                (340)
                                                 ----------         -----------

      Net obligation                             $2,011,575         $ 2,022,622
                                                 ==========         ===========

      Range of average interest rate           4.95% to 9.43%      5.13% to 7.12%
      Range of stated maturities                2009 to 2030        2009 to 2028
      Number of series                               10                   9

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

The weighted average effective interest rate for collateralized mortgage securities was 7.13% and 6.92% during 2000 and 1999, respectively. Interest payments on collateralized mortgage securities of $143,491,000, $149,432,000 and $133,115,000 were made during 2000, 1999 and 1998, respectively.

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

                                 DECEMBER 31, 2000         DECEMBER 31, 1999
                              -----------------------   -----------------------
                               CARRYING       FAIR       CARRYING      FAIR
                                AMOUNT        VALUE       AMOUNT       VALUE
                              ----------   ----------   ----------   ----------
ASSETS
  Cash and cash equivalents   $        6   $        6   $        6   $        6
  Mortgage securities
    collateral                 2,011,605    1,978,530    2,022,622    1,967,176

LIABILITIES
  Payable to Parent                   70           70           60           60
  Collateralized mortgage
    securities                 2,011,575    1,943,691    2,022,622    1,991,987

The fair values of mortgage securities collateral and cash equivalents reflect unrealized gains of $442,000 and unrealized losses of $33.5 million at December 31, 2000, and unrealized losses of $55.4 million at December 31, 1999.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 2000.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTIES

The Company had entered into servicing agreements with Capstead Inc., a subsidiary of CMC, the provisions of which are typical of such agreements in the mortgage servicing industry. Capstead Inc. sold this servicing to an unaffiliated third party in December 1998. Under the servicing agreements, Capstead Inc. retained from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. No servicing fees were retained by Capstead Inc. during 2000 and 1999; however servicing fees of $2,955,000 were retained during 1998.

CMC acts as administrator in relation to certain of the Company's Non-Agency Certificates and CMOs in which it performs certain administrative functions. CMC receives a fee of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees, for its services. Such fees totaled $796,000, $952,000 and $1,044,000 during 2000, 1999 and 1998 respectively.

The Company has a $1 million revolving subordinated promissory note with CMC under which interest accrues on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note expires January 1, 2002. Repayments may be made as funds are available.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                               2000               1999                1998
                        -----------------  ------------------   ----------------
                                  AVERAGE             AVERAGE            AVERAGE
                         AMOUNT    RATE     AMOUNT     RATE     AMOUNT    RATE
                        --------  -------  --------   -------  --------  -------
Interest income on
  mortgage securities
  collateral            $146,458   7.13%   $151,047    6.92%   $144,302   7.13%
Interest expense on
  collateralized
  mortgage securities    146,458   7.13     151,047    6.92     144,387   7.14
                        --------           --------            --------
Net interest expense    $     --           $     --            $    (85)
                        ========           ========            ========

The following summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                       2000/1999
                                         --------------------------------------
                                           RATE          VOLUME          TOTAL
                                         --------       --------       --------
Interest income on mortgage
  securities collateral                  $  4,576       $ (9,165)      $ (4,589)
Interest expense on collateralized
  mortgage securities                       4,578         (9,167)        (4,589)
                                         --------       --------       --------
                                         $     (2)      $      2       $     --
                                         ========       ========       ========

                                                       1999/1998
                                         --------------------------------------
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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Documents filed as part of this report:

      1.    The following financial statements of the Company are included in
            ITEM 8:

                                                                             Page
                                                                             ----
            Balance Sheets - December 31, 2000 and 1999                        5
            Statements of Operations - Three Years Ended December 31, 2000     6
            Statements of Stockholder's Equity -
              Three Years Ended December 31, 2000                              7
            Statements of Cash Flows - Three Years Ended December 31, 2000     8
            Notes to Financial Statements - December 31, 2000                  9

      2.    Financial Statement Schedules: None.

            All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

      3.    Exhibits:

            EXHIBIT
            NUMBER
            -------

             2.1     Agreement and Plan of Merger between the Company
                     and CMCSC III-A dated July 28, 1994(4)
             3.1     Certificate of Incorporation of CMCSC III-A filed July 29,
                     1994 with the Secretary of State of Delaware(4)
             3.2     Certificate of Merger of the Company with and into CMCSC
                     III-A, filed July 29, 1994 with the Secretary of State of
                     Delaware(11)
             3.3     Bylaws for CMCSC III-A(12)
             3.4     Certificate of Incorporation of CMCSC III-A,
                     which includes Articles of Incorporation(12)
             4.1     Form of Indenture between Registrant and Texas Commerce
                     Bank, National Association, as Trustee(1)
             4.2     Form of First Supplement to the Indenture(5)
             4.3     Form of Second Supplement to the Indenture(6)
             4.4     Form of Third Supplement to the Indenture(7)
             4.5     Form of Fourth Supplement to the Indenture(8)
             4.6     Form of Fifth Supplement to the Indenture(9)
             4.7     Form of Sixth Supplement to the Indenture(10)
             4.8     Form of Seventh Supplement to the Indenture(11)
             4.9     Form of Eighth Supplement to the Indenture(13)
             4.10    Form of Ninth Supplement to the Indenture(14)
            10.3     Management Agreement between the Company and Capstead
                     Advisers, Inc. dated January 1, 1993(2)
            10.4     Amended Management Agreement between the Company and
                     Capstead Advisers, Inc. dated October 1, 1993(3)
            23       Consent of Ernst & Young LLP, Independent Auditors*

                                     PART IV
                              ITEM 14. - CONTINUED

(b)   Reports on Form 8-K: None.

-----------
(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-47913) filed May 14, 1992.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(4) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 22, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 31, 1994.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 31, 1994.
(12) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 4, 1998.
(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 14, 1998.
*     Filed herewith.

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


                                              CMC SECURITIES CORPORATION III
                                                         REGISTRANT


Date:  March 15, 2001                     By:  /s/  ANDREW F. JACOBS
                                             ----------------------------------
                                                    Andrew F. Jacobs
                                             Executive Vice President-Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


/s/ ANDREW F. JACOBS               Executive Vice President -     March 15, 2001
------------------------------        Finance
       (Andrew F. Jacobs)


/s/ PHILLIP A. REINSCH             Senior Vice President -        March 15, 2001
------------------------------        Control
       (Phillip. A. Reinsch)


/s/ MAURICE MCGRATH                Director                       March 15, 2001
------------------------------
        (Maurice McGrath)


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

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1       Agreement and Plan of Merger between the Company and CMCSC III-A dated July 28, 1994(4)
  3.1       Certificate of Incorporation of CMCSC III-A filed July 29, 1994 with the Secretary of State of Delaware(4)
  3.2       Certificate of Merger of the Company with and into CMCSC III-A, filed July 29, 1994 with the Secretary of State of Delaware(11)
  3.3       Bylaws for CMCSC III-A(12)
  3.4       Certificate of Incorporation of CMCSC III-A, which includes Articles of Incorporation(12)
  4.1       Form of Indenture between Registrant and Texas Commerce Bank,
            National Association, as Trustee(1)
  4.2       Form of First Supplement to the Indenture(5)
  4.3       Form of Second Supplement to the Indenture(6)
  4.4       Form of Third Supplement to the Indenture(7)
  4.5       Form of Fourth Supplement to the Indenture(8)
  4.6       Form of Fifth Supplement to the Indenture(9)
  4.7       Form of Sixth Supplement to the Indenture(10)
  4.8       Form of Seventh Supplement to the Indenture(11)
  4.9       Form of Eighth Supplement to the Indenture(13)
  4.10      Form of Ninth Supplement to the Indenture(14)
  10.3      Management Agreement between the Company and Capstead Advisers, Inc.
            dated January 1, 1993(2)
  10.4      Amended Management Agreement between the Company and Capstead
            Advisers, Inc. dated October 1, 1993(3)
  23        Consent of Ernst & Young LLP, Independent Auditors*

-----------
(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-47913) filed May 14, 1992.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(4) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 22, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 31, 1994.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 31, 1994.
(12) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 4, 1998.
(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 14, 1998.
*     Filed herewith.