Form 10-Q
period 2001-03-31
CMC SECURITIES CORP III
filed 2001-05-11
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM              TO
                                      ------------    --------------

                        COMMISSION FILE NUMBER: 33-47913

                         CMC SECURITIES CORPORATION III
             (Exact name of Registrant as specified in its Charter)

                   DELAWARE                                     75-2431913
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)

8401 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX               75225
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

Common Stock ($1.00 par value)                          1,000 as of May 7, 2001

================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                        PART I. -- FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                           ----

ITEM 1. Financial Statements

   Balance Sheets -- March 31, 2001 and December 31, 2000.................................................   1

   Statements of Operations -- Quarter Ended March 31, 2001 and 2000......................................   2

   Statements of Cash Flows -- Quarter Ended March 31, 2001 and 2000......................................   3

   Notes to Financial Statements..........................................................................   4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................................................   5

                                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K..................................................................   5

SIGNATURES................................................................................................   6

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 1. FINANCIAL STATEMENTS

                                               MARCH 31, 2001  DECEMBER 31, 2000
                                               --------------  -----------------
                                                (UNAUDITED)

ASSETS
   Mortgage securities collateral               $ 1,946,937      $ 2,011,605
   Cash and other equivalents                             6                6
                                                -----------      -----------
                                                $ 1,946,943      $ 2,011,611
                                                ===========      ===========

LIABILITIES
   Collateralized mortgage securities           $ 1,946,898      $ 2,011,575
   Payable to Parent                                     --               70
                                                -----------      -----------
                                                  1,946,898        2,011,645
                                                -----------      -----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                   1                1
   Paid-in capital                                      696              604
   Undistributed loss                                  (652)            (639)
                                                -----------      -----------
                                                         45              (34)
                                                -----------      -----------
                                                $ 1,946,943      $ 2,011,611
                                                ===========      ===========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                       QUARTER ENDED MARCH 31
                                       ----------------------
                                         2001          2000
                                       --------      --------

Interest income on mortgage
   securities collateral               $ 35,135      $ 34,373

Interest expense on collateralized
   mortgage securities                   35,135        34,373
                                       --------      --------

     Net interest expense                    --            --
                                       --------      --------

Other expenses:
   Management fees                            3             3
   Administrative fees                       10            --
                                       --------      --------

     Total other expenses                    13             3
                                       --------      --------

Net loss                               $    (13)     $     (3)
                                       ========      ========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                QUARTER ENDED MARCH 31
                                                               ------------------------
                                                                 2001            2000
                                                               ---------      ---------

OPERATING ACTIVITIES:
   Net loss                                                    $     (13)     $      (3)
   Noncash item - amortization of discount and premium               (62)            (8)
                                                               ---------      ---------
       Net cash used in operating activities                         (75)           (11)
                                                               ---------      ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchase of collateral                                           --       (234,082)
     Principal collections on collateral                          64,335         50,847
     Decrease (increase) in accrued interest receivable              388         (1,623)
     Increase in temporary investments                                --              3
                                                               ---------      ---------
       Net cash provided by (used in) investing activities        64,723       (184,855)
                                                               ---------      ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                                           --        234,082
     Principal payments on securities                            (64,335)       (50,847)
     Increase (decrease) in accrued interest payable                (335)         1,628
   Increase (decrease) in payable to Parent                          (70)             3
   Capital contributions                                              92             --
                                                               ---------      ---------
       Net cash provided by (used in) financing activities       (64,648)       184,866
                                                               ---------      ---------

Net change in cash and cash equivalents                               --             --

Cash and cash equivalents at beginning of period                       6              6
                                                               ---------      ---------

Cash and cash equivalents at end of period                     $       6      $       6
                                                               =========      =========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the year ended December 31, 2000.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral (in thousands):

                     MARCH 31, 2001  DECEMBER 31, 2000
                     --------------  -----------------

Carrying amount       $ 1,946,937      $ 2,011,605
Unrealized gains            1,035              442
Unrealized losses         (25,072)         (33,517)
                      -----------      -----------
  Fair value          $ 1,922,900      $ 1,978,530
                      ===========      ===========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the quarter ended March 31, 2001 or during 2000.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                                             QUARTER ENDED MARCH 31
                                                              -----------------------------------------------------
                                                                       2001                            2000
                                                              ----------------------          ---------------------
                                                                             AVERAGE                        AVERAGE
                                                               AMOUNT         RATE            AMOUNT         RATE
                                                              -------         ------          -------       -------

Interest income on mortgage
   securities collateral                                      $35,135         7.14%           $34,373        6.92%
Interest expense on
   collateralized mortgage securities                          35,135         7.14             34,373        6.92
                                                              -------                         -------
                                                              $    --                         $    --
                                                              =======                         =======

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                                            QUARTER ENDED MARCH 31
                                                               --------------------------------------------------
                                                                RATE*              VOLUME*                  TOTAL
                                                               ------              -------                  -----

Interest income on mortgage
   securities collateral                                       $1,094               $(332)                  $762
Interest expense on
   collateralized mortgage securities                           1,100                (338)                   762
                                                               ------               -----                   ----
                                                               $   (6)              $   6                   $ --
                                                               ======               =====                   ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CMC Securities Corporation III (the "Company"), was incorporated in Delaware on May 6, 1992, as a limited purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

Since inception the Company has issued 10 series of CMOs with an aggregate original principal balance of $3,518,009,000, $8,788,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. As of March 31, 2001, the Company had $490,779,000 remaining under the registration statement for future CMO issuances. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no related net income or loss was or will be recognized other than amortization of unreimbursed shelf issuance costs.

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


                                       CMC SECURITIES CORPORATION III


Date: May 7, 2001                      By: /s/ ANDREW F. JACOBS
                                           ----------------------------------
                                           Andrew F. Jacobs
                                           Executive Vice President - Finance


Date: May 7, 2001                      By: /s/ PHILLIP A. REINSCH
                                           ----------------------------------
                                           Phillip A. Reinsch
                                           Senior Vice President - Control