Form 10-Q
period 2001-06-30
CMC SECURITIES CORP III
filed 2001-08-13
CIK 887508

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2001

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

Common Stock ($1.00 par value)                      1,000 as of August 10, 2001


================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION


                                                                          PAGE
                                                                          ----
ITEM 1.       Financial Statements

   Balance Sheets -- June 30, 2001 and December 31, 2000....................  1

   Statements of Operations -- Quarter and Six Months Ended
     June 30, 2001 and 2000.................................................  2

   Statements of Cash Flows -- Six Months Ended June 30, 2001 and 2000......  3

   Notes to Financial Statements............................................  4

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............  6


                          PART II. -- OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K..............................  6

SIGNATURES..................................................................  6

ITEM 1.       FINANCIAL STATEMENTS


                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  JUNE 30, 2001   DECEMBER 31, 2000
                                                  -------------   -----------------
                                                   (UNAUDITED)
ASSETS
   Mortgage securities collateral                  $ 1,840,959       $ 2,011,605
   Cash and other equivalents                                6                 6
                                                   -----------       -----------

                                                   $ 1,840,965       $ 2,011,611
                                                   ===========       ===========

LIABILITIES
   Collateralized mortgage securities              $ 1,840,916       $ 2,011,575
   Payable to Parent                                        --                70
                                                   -----------       -----------
                                                     1,840,916         2,011,645
                                                   -----------       -----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                      1                 1
   Paid-in capital                                         706               604
   Undistributed loss                                     (658)             (639)
                                                   -----------       -----------
                                                            49               (34)
                                                   -----------       -----------

                                                   $ 1,840,965       $ 2,011,611
                                                   ===========       ===========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   QUARTER ENDED         SIX MONTHS ENDED
                                                      JUNE 30                 JUNE 30
                                               --------------------    --------------------
                                                 2001        2000        2001        2000
                                               --------    --------    --------    --------
Interest income on mortgage
   securities collateral                       $ 33,215    $ 38,524    $ 68,350    $ 72,897

Interest expense on collateralized
   mortgage securities                           33,215      38,524      68,350      72,897
                                               --------    --------    --------    --------

       Net interest expense                          --          --          --          --
                                               --------    --------    --------    --------

Other expenses:
   Management fees                                    2           2           5           5
   Administrative fees                                4           2          14           2
                                               --------    --------    --------    --------

     Total other expenses                             6           4          19           7
                                               --------    --------    --------    --------

Net loss                                       $     (6)   $     (4)   $    (19)   $     (7)
                                               ========    ========    ========    ========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   SIX MONTHS ENDED JUNE 30
                                                   ------------------------
                                                      2001          2000
                                                   ---------      ---------
OPERATING ACTIVITIES:
   Net loss                                        $     (19)     $      (7)
   Noncash item - amortization of
     discount and premium                               (105)           (15)
                                                   ---------      ---------
         Net cash used in
           operating activities                         (124)           (22)
                                                   ---------      ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchase of collateral                               --       (234,082)
     Principal collections on collateral             169,640        119,932
     Decrease (increase) in accrued
       interest receivable                             1,032         (1,092)
     Increase in temporary investments                    --             (3)
                                                   ---------      ---------
     Net cash provided by (used in)
           investing activities                      170,672       (115,245)
                                                   ---------      ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                               --        234,082
     Principal payments on securities               (169,640)      (119,932)
     Increase (decrease) in accrued
       interest payable                                 (940)         1,110
   Increase (decrease) in payable to Parent              (70)             5
   Capital contributions                                 102              2
                                                   ---------      ---------
         Net cash provided by (used in)
           financing activities                     (170,548)       115,267
                                                   ---------      ---------

Net change in cash and cash equivalents                   --             --

Cash and cash equivalents at beginning
   of period                                               6              6
                                                   ---------      ---------

Cash and cash equivalents at end of
   period                                          $       6      $       6
                                                   =========      =========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the year ended December 31, 2000.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral (in thousands):

                                  JUNE 30, 2001          DECEMBER 31, 2000
                                  -------------          -----------------
         Carrying amount           $1,840,959              $2,011,605
         Unrealized gains                 402                     442
         Unrealized losses            (27,717)                (33,517)
                                   ----------              ----------
           Fair value              $1,813,644              $1,978,530
                                   ==========              ==========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the six months ended June 30, 2001 or 2000.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                         QUARTER ENDED JUNE 30
                                               ----------------------------------------
                                                     2001                  2000
                                               ------------------   ------------------
                                                          AVERAGE              AVERAGE
                                               AMOUNT       RATE    AMOUNT       RATE
                                               -------    -------   -------    -------
Interest income on mortgage
   securities collateral                       $33,215      7.05%   $38,524      7.32%
Interest expense on collateralized
   mortgage securities                          33,215      7.05     38,524      7.32
                                               -------              -------
                                               $    --              $    --
                                               =======              =======

                                                        SIX MONTHS ENDED JUNE 30
                                               ----------------------------------------
                                                     2001                  2000
                                               ------------------   ------------------
                                                          AVERAGE              AVERAGE
                                               AMOUNT       RATE    AMOUNT       RATE
                                               -------    -------   -------    -------
Interest income on mortgage
   securities collateral                       $68,350      7.10%   $72,897      7.09%
Interest expense on collateralized
   mortgage securities                          68,350      7.10     72,897      7.09
                                               -------              -------
                                               $    --              $    --
                                               =======              =======

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                QUARTER ENDED JUNE 30, 2001
                                               -----------------------------
                                                RATE*     VOLUME*     TOTAL
                                               -------    -------    -------
Interest income on mortgage
   securities collateral                       $(1,411)   $(3,898)   $(5,309)
Interest expense on collateralized
   mortgage securities                          (1,407)    (3,902)    (5,309)
                                               -------    -------    -------
                                               $    (4)   $     4    $    --
                                               =======    =======    =======

                                               SIX MONTHS ENDED JUNE 30, 2001
                                               -----------------------------
                                                RATE*     VOLUME*     TOTAL
                                               -------    -------    -------
Interest income on mortgage
   securities collateral                       $   123    $(4,670)   $(4,547)
Interest expense on collateralized
   mortgage securities                             133     (4,680)    (4,547)
                                               -------    -------    -------
                                               $   (10)   $    10    $    --
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

Since inception the Company has issued 10 series of CMOs with an aggregate original principal balance of $3,518,009,000; $8,788,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. As of June 30, 2001, the Company had $490,779,000 remaining under the registration statement for future CMO issuances. No CMOs have been issued since March 31, 2000. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no related net income or loss was or will be recognized other than amortization of unreimbursed shelf issuance costs.

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

                                       CMC SECURITIES CORPORATION III


Date:  August 10, 2001                 By:   /s/ ANDREW F. JACOBS
                                             -----------------------------------
                                             Andrew F. Jacobs
                                             Executive Vice President - Finance


Date:  August 10, 2001                 By:   /s/ PHILLIP A. REINSCH
                                             -----------------------------------
                                             Phillip A. Reinsch
                                             Senior Vice President - Control