Form 10-Q
period 2001-09-30
CMC SECURITIES CORP III
filed 2001-11-13
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

Common Stock ($1.00 par value)                     1,000 as of November 9, 2001

================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION
                                                                                                              PAGE
                                                                                                              ----
ITEM 1.       Financial Statements
   Balance Sheets -- September 30, 2001 and December 31, 2000.............................................     1
   Statements of Operations -- Quarter and Nine Months Ended
     September 30, 2001 and 2000..........................................................................     2
   Statements of Cash Flows -- Nine Months Ended
     September 30, 2001 and 2000     .....................................................................     3
   Notes to Financial Statements..........................................................................     4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................     6

                         PART II. -- OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K............................................................     6

SIGNATURES................................................................................................     6

ITEM 1. FINANCIAL STATEMENTS


                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                                       ------------------      ------------------
                                                           (UNAUDITED)
ASSETS
   Mortgage securities collateral                      $        1,715,483      $        2,011,605
   Cash and other equivalents                                           6                       6
                                                       ------------------      ------------------
                                                       $        1,715,489      $        2,011,611
                                                       ==================      ==================

LIABILITIES
   Collateralized mortgage securities                  $        1,715,440      $        2,011,575
   Payable to Parent                                                   --                      70
                                                       ------------------      ------------------
                                                                1,715,440               2,011,645
                                                       ------------------      ------------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                                 1                       1
   Paid-in capital                                                    713                     604
   Undistributed loss                                                (665)                   (639)
                                                       ------------------      ------------------
                                                                       49                     (34)
                                                       ------------------      ------------------
                                                       $        1,715,489      $        2,011,611
                                                       ==================      ==================

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                               QUARTER ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30                  SEPTEMBER 30
                                          ------------------------      ------------------------
                                            2001           2000           2001           2000
                                          ---------      ---------      ---------      ---------
Interest income on mortgage
   securities collateral                  $  31,023      $  37,433      $  99,372      $ 110,330
Interest expense on
   collateralized mortgage securities        31,023         37,433         99,372        110,330
                                          ---------      ---------      ---------      ---------
       Net interest expense                      --             --             --             --
                                          ---------      ---------      ---------      ---------
Other expenses:
   Management fees                                3              3              8              8
   Administrative fees                            4              2             18              4
                                          ---------      ---------      ---------      ---------
     Total other expenses                         7              5             26             12
                                          ---------      ---------      ---------      ---------

Net loss                                  $      (7)     $      (5)     $     (26)     $     (12)
                                          =========      =========      =========      =========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                NINE MONTHS ENDED SEPTEMBER 30
                                                ------------------------------
                                                   2001                 2000
                                                ---------            ---------
OPERATING ACTIVITIES:
   Net loss                                     $     (26)           $     (12)
   Noncash item - amortization of
     discount and premium                            (148)                (118)
                                                ---------            ---------
         Net cash used in
           operating activities                      (174)                (130)
                                                ---------            ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                           --             (234,082)
     Principal collections on collateral          294,268              189,801
     Increase in temporary investments                 --                   (3)
     Decrease (increase) in accrued
       interest receivable                          1,793                 (680)
                                                ---------            ---------
         Net cash provided by (used in)
           investing activities                   296,061              (44,964)
                                                ---------            ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                            --              234,082
     Principal payments on securities            (294,268)            (189,801)
     Increase (decrease) in accrued
       interest payable                            (1,658)                 801
   Increase (decrease) in payable to Parent           (70)                   8
   Capital contribution                               109                    4
                                                ---------            ---------
         Net cash provided by (used in)
           financing activities                  (295,887)              45,094
                                                ---------            ---------


Net change in cash and cash equivalents                --                   --

Cash and cash equivalents at beginning
   of period                                            6                    6
                                                ---------            ---------

Cash and cash equivalents at end of
   period                                       $       6            $       6
                                                =========            =========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the period ended December 31, 2000.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes the fair values of mortgage securities collateral (in thousands):

                                  SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                  ------------------      ------------------
            Carrying amount       $        1,715,483      $        2,011,605
            Unrealized gains                  11,565                     442
            Unrealized losses                (14,243)                (33,517)
                                  ------------------      ------------------

              Fair value          $        1,712,805      $        1,978,530
                                  ==================      ==================

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the nine months ended September 30, 2001 or 2000.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                          QUARTER ENDED SEPTEMBER 30
                                             ----------------------------------------------------
                                                      2001                         2000
                                             -----------------------      -----------------------
                                                            AVERAGE                      AVERAGE
                                              AMOUNT         RATE           AMOUNT        RATE
                                             ---------     ---------      ---------     ---------
Interest income on mortgage
   securities collateral                     $  31,023          7.01%     $  37,433          7.15%
Interest expense on collateralized
   mortgage securities                          31,023          7.01         37,433          7.15
                                             ---------                    ---------

                                             $      --                    $      --
                                             =========                    =========




                                                        NINE MONTHS ENDED SEPTEMBER 30
                                             ----------------------------------------------------
                                                      2001                         2000
                                             -----------------------      -----------------------
                                                            AVERAGE                     AVERAGE
                                              AMOUNT         RATE           AMOUNT        RATE
                                             ---------     ---------      ---------     ---------
Interest income on mortgage
   securities collateral                     $  99,372         7.08%      $ 110,330         7.13%
Interest expense on collateralized
   mortgage securities                          99,372         7.08         110,330         7.13
                                             ---------                    ---------

                                             $      --                    $      --
                                             =========                    =========





Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                             QUARTER ENDED SEPTEMBER 30, 2001
                                           ------------------------------------
                                             RATE*        VOLUME*        TOTAL
                                           --------      --------      --------
Interest income on mortgage
   securities collateral                   $   (735)     $ (5,675)     $ (6,410)
Interest expense on collateralized
   mortgage securities                     $   (735)     $ (5,675)     $ (6,410)
                                           --------      --------      --------
                                           $     --      $     --            --
                                           ========      ========      ========


                                           NINE MONTHS ENDED SEPTEMBER 30, 2001
                                           ------------------------------------
                                             RATE*        VOLUME*        TOTAL
                                           --------      --------      --------
Interest income on mortgage
   securities collateral                   $   (784)     $(10,174)     $(10,958)
Interest expense on collateralized
   mortgage securities                         (769)      (10,189)      (10,958)
                                           --------      --------      --------
                                           $    (15)     $     15      $     --
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

Since inception the Company has issued 10 series of CMOs with an aggregate original principal balance of $3,518,009,000; $8,788,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. As of September 30, 2001, the Company had $490,779,000 remaining under the registration statement for future CMO issuances. No CMOs have been issued since March 31, 2000. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no related net income or loss was or will be recognized other than amortization of unreimbursed shelf issuance costs.

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

                                          CMC SECURITIES CORPORATION III


Date:  November 9, 2001           By:   /s/ ANDREW F. JACOBS
                                        ---------------------------------------
                                        Andrew F. Jacobs
                                        Executive Vice President - Finance


Date:  November 9, 2001           By:   /s/ PHILLIP A. REINSCH
                                        ---------------------------------------
                                        Phillip A. Reinsch
                                        Senior Vice President - Control