Form 10-K
period 2001-12-31
CMC SECURITIES CORP III
filed 2002-03-27
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

      FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2001

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

AT MARCH 15, 2002 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a)
AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 15, 2002:  1,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.
================================================================================

                         CMC SECURITIES CORPORATION III

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                    PAGE
                                                                    ----
                                PART I

ITEM  1. BUSINESS..................................................   1

ITEM  2. PROPERTIES................................................   3

ITEM  3. LEGAL PROCEEDINGS.........................................   3


                                PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS.........................  3

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........  3

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK......................................  3

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  3

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..................... 13


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

On December 15, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $4 billion aggregate principal amount of CMOs. The Company commenced operations with the December 22, 1993 issuance of its first series of CMOs. As of December 31, 2001, the Company had issued ten series of CMOs (none since 2000) with an aggregate original principal balance of $3,518,009,000, $8,788,000 of which were issued outside the registration statement as private placements. The Company retained no beneficial interest in these CMOs, and as such, no economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. These issuances were accounted for as financings. The Company has remaining capacity to issue $490,779,000 of CMOs under this shelf registration.

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

In addition, CMC is the administrator with respect to certain of the Company's Non-Agency Certificates and CMOs. During 2001, 2000 and 1999, CMC retained fees for administering Non-Agency Certificates and CMOs of $633,000, $796,000, and $952,000, respectively.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As of December 31, 2001, the Company had issued ten series of CMOs with an aggregate original principal balance of $3,518,009,000. Two of these series of CMOs were issued in 1998 and one issued in 2000. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these transactions. These issuances have been accounted for as financings. As financings, CMO collateral and Bonds are reflected on the balance sheet.

Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to these CMOs. The Company's net losses are due to this amortization and operational costs incurred (interest payable to CMC, management fees and professional fees).

LIQUIDITY AND CAPITAL RESOURCES

All ongoing cash CMO expenses are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing cash CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.

ITEM 7A. QUANTITATIVE AND QUALITITIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, the Company will receive no economic benefit from the CMOs it has issued. Accordingly the Company has no exposure to market risks, including interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation III

We have audited the accompanying balance sheets of CMC Securities Corporation III (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation III at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                               ERNST & YOUNG LLP






Dallas, Texas
January 25, 2002

                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            DECEMBER 31
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
ASSETS
   Mortgage securities collateral                  $  1,563,853    $  2,011,605
   Cash and other equivalents                                --               6
                                                   ------------    ------------

                                                   $  1,563,853    $  2,011,611
                                                   ============    ============

LIABILITIES
   Collateralized mortgage securities              $  1,563,810    $  2,011,575
   Payable to Parent                                         --              70
                                                   ------------    ------------
                                                      1,563,810       2,011,645
                                                   ------------    ------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                       1               1
   Paid-in capital                                          716             604
   Undistributed loss                                      (674)           (639)
                                                   ------------    ------------
                                                             43             (34)
                                                   ------------    ------------

                                                   $  1,563,853    $  2,011,611
                                                   ============    ============



See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                         YEAR ENDED DECEMBER 31
                                                --------------------------------------
                                                   2001          2000          1999
                                                ----------    ----------    ----------
Interest income on mortgage
   securities collateral                        $  128,016    $  146,458    $  151,047

Interest expense:
   Collateralized mortgage securities              128,016       146,458       151,047
                                                ----------    ----------    ----------

       Net interest expense                             --            --            --
                                                ----------    ----------    ----------

Other expenses:
   Management fees                                      10            10            10
   Professional fees                                    25             5             6
                                                ----------    ----------    ----------

     Total other expenses                               35            15            16
                                                ----------    ----------    ----------

Net loss                                        $      (35)   $      (15)   $      (16)
                                                ==========    ==========    ==========


See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)



                        COMMON STOCK     PAID-IN   UNDISTRIBUTED
                       SHARES   AMOUNT   CAPITAL   INCOME (LOSS)    TOTAL
                       ------   ------   -------   -------------    -----
Balance at
   January 1, 1999          1   $    1   $   557   $        (608)   $ (50)

Capital contribution       --       --        12              --       12

Net loss                   --       --        --             (16)     (16)
                       ------   ------   -------   -------------    -----

Balance at
   December 31, 1999        1        1       569            (624)     (54)

Capital contribution       --       --        35              --       35

Net loss                   --       --        --             (15)     (15)
                       ------   ------   -------   -------------    -----

Balance at
   December 31, 2000        1        1       604            (639)     (34)

Capital Contribution       --       --       112              --      112

Net Loss                   --       --        --             (35)     (35)
                       ------   ------   -------   -------------    -----

Balance at
   December 31, 2001        1   $    1   $   716   $        (674)   $  43
                       ======   ======   =======   =============    =====



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                   YEAR ENDED DECEMBER 31
                                           --------------------------------------
                                              2001          2000          1999
                                           ----------    ----------    ----------
OPERATING ACTIVITIES:
   Net loss                                $      (35)   $      (15)   $      (16)
   Noncash item - amortization
     of discount and premium                     (174)         (209)         (403)
                                           ----------    ----------    ----------
         Net cash used in
           operating activities                  (209)         (224)         (419)
                                           ----------    ----------    ----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                       --      (234,112)           --
     Principal collections on
       collateral                             444,946       246,395       415,606
     Decrease (increase) in accrued
       interest receivable                      2,702          (335)        2,720
     Increase in temporary investments             --            (3)           --
                                           ----------    ----------    ----------
         Net cash provided by
           investing activities               447,648        11,945       418,326
                                           ----------    ----------    ----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                        --       234,082            --
     Principal payments on securities        (444,946)     (246,395)     (415,606)
     Increase (decrease) in accrued
       interest payable                        (2,541)          547        (2,317)
   Increase (decrease) in payable
     to Parent                                    (70)           10            10
   Capital contributions                          112            35            12
                                           ----------    ----------    ----------
         Net cash used in
           financing activities              (447,445)      (11,721)     (417,901)
                                           ----------    ----------    ----------

Net change in cash and cash
   equivalents                                     (6)           --             6

Cash and cash equivalents at
   beginning of year                                6             6            --
                                           ----------    ----------    ----------

Cash and cash equivalents at
   end of year                             $       --    $        6    $        6
                                           ==========    ==========    ==========




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

During March 2000 the Company acquired from an affiliate conventional mortgage loans with unpaid principal balances of $234 million that were pledged as collateral for the simultaneous issuance of CMO Series 2000-I. All loans were acquired at an amount equal to the net proceeds of the related issuance. The components of mortgage securities collateral are summarized as follows (in thousands):

                                         DECEMBER 31
                                 ---------------------------
                                     2001           2000
                                 ------------   ------------
Mortgage collateral              $  1,551,458   $  1,996,404
Accrued interest receivable             9,181         11,896
                                 ------------   ------------
  Total collateral                  1,560,639      2,008,300
Unamortized premium                     3,214          3,305
                                 ------------   ------------

Net collateral                   $  1,563,853   $  2,011,605
                                 ============   ============

The weighted average effective interest rate for mortgage securities collateral was 7.06% and 7.13% during 2001 and 2000, respectively.

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

                                                DECEMBER 31
                                        ---------------------------
                                            2001           2000
                                        ------------   ------------
Collateralized mortgage securities      $  1,551,458   $  1,996,404
Accrued interest payable                       8,609         11,150
                                        ------------   ------------
  Total obligation                         1,560,067      2,007,554
Unamortized premium (discount)                 3,743          4,021
                                        ------------   ------------

Net obligation                          $  1,563,810   $  2,011,575
                                        ============   ============

Range of average interest rate         4.52% to 9.45% 4.95% to 9.43%
Range of stated maturities              2009 to 2030   2009 to 2030
Number of series                             10             10

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

The weighted average effective interest rate for collateralized mortgage securities was 7.06% and 7.13% during 2001 and 2000, respectively. Interest payments on collateralized mortgage securities of $129,285,000, $143,491,000, and $149,432,000 were made during 2001, 2000 and 1999, respectively.

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

                                    DECEMBER 31, 2001         DECEMBER 31, 2000
                                 -----------------------   -----------------------
                                  CARRYING      FAIR        CARRYING       FAIR
                                   AMOUNT       VALUE        AMOUNT       VALUE
                                 ----------   ----------   ----------   ----------
ASSETS
   Cash and cash equivalents     $       --   $       --   $        6   $        6
   Mortgage securities
     collateral                   1,563,853    1,555,723    2,011,605    1,978,530

LIABILITIES
   Payable to Parent                     --           --           70           70
   Collateralized mortgage
     securities                   1,563,810    1,555,151    2,011,575    1,977,783

The fair values of mortgage securities collateral reflect unrealized gains of $1.2 million and unrealized losses of $9.3 million at December 31, 2001, unrealized gains of $442,000 and unrealized losses of $33.5 million at December 31, 2000.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 2001.

Since approximately 23%, 12% and 11% of mortgage securities collateral are secured by properties located in California, Virginia and Maryland, respectively, the Company has a concentration of risk related to these markets. However, the Company's exposure arising from this concentration is reduced by the use of the senior/subordinate structure for securitizations.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTIES

CMC acts as administrator in relation to certain of the Company's Non-Agency Certificates and CMOs in which it performs certain administrative functions. CMC receives a fee of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees, for its services. Such fees totaled $633,000, $796,000, and $952,000 during 2001, 2000 and 1999, respectively.

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

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                2001               2000               1999
                          -----------------  ----------------  -----------------
                                    AVERAGE           AVERAGE            AVERAGE
                           AMOUNT    RATE     AMOUNT   RATE     AMOUNT    RATE
                          --------  -------  -------- -------  --------  -------
Interest income on
   mortgage securities
   collateral             $128,016   7.06%   $146,458  7.13%   $151,047   6.92%
Interest expense on
   collateralized
   mortgage securities     128,016   7.06     146,458  7.13     151,047   6.92
                          --------           --------          --------
Net interest expense      $      -           $      -          $      -
                          ========           ========          ========

The following summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                   2001/2000
                                       --------------------------------
                                        RATE        VOLUME       TOTAL
                                       -------     --------     -------
Interest income on mortgage
   securities collateral               $(1,505)    $(16,937)   $(18,442)
Interest expense on collateralized
   mortgage securities                  (1,505)     (16,937)    (18,442)
                                       -------     --------    --------
                                       $    --     $     --    $     --
                                       =======     ========    ========

                                                   2000/1999
                                        -------------------------------
                                         RATE       VOLUME       TOTAL
                                        -------     -------     -------
Interest income on mortgage
   securities collateral                $ 4,576     $(9,165)    $(4,589)
Interest expense on collateralized
   mortgage securities                    4,578      (9,167)     (4,589)
                                        -------     -------     -------
                                        $    (2)    $     2     $    --
                                        =======     =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report:

       1.  The following financial statements of the Company are included in
           ITEM 8:

                                                                              Page
                                                                              ----
           Balance Sheets - December 31, 2001 and 2000                          5
           Statements of Operations - Three Years Ended December 31, 2001       6
           Statements of Stockholder's Equity -
             Three Years Ended December 31, 2001                                7
           Statements of Cash Flows - Three Years Ended December 31, 2001       8
           Notes to Financial Statements - December 31, 2001                    9

       2.  Financial Statement Schedules:  None.

           All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       3.  Exhibits:

              EXHIBIT
              NUMBER
              -------
                2.1       Agreement and Plan of Merger between the Company
                          and CMCSC III-A dated July 28, 1994(4)
                3.1       Certificate of Incorporation of CMCSC III-A filed July
                          29, 1994 with the Secretary of State of Delaware(4)
                3.2       Certificate of Merger of the Company with and into
                          CMCSC III-A, filed July 29, 1994 with the Secretary of
                          State of Delaware(11)
                3.3       Bylaws for CMCSC III-A(12)
                3.4       Certificate of Incorporation of CMCSC III-A,
                          which includes Articles of Incorporation(12)
                4.1       Form of Indenture between Registrant and Texas
                          Commerce Bank, National Association, as Trustee(1)
                4.2       Form of First Supplement to the Indenture(5)
                4.3       Form of Second Supplement to the Indenture(6)
                4.4       Form of Third Supplement to the Indenture(7)
                4.5       Form of Fourth Supplement to the Indenture(8)
                4.6       Form of Fifth Supplement to the Indenture(9)
                4.7       Form of Sixth Supplement to the Indenture(10)
                4.8       Form of Seventh Supplement to the Indenture(11)
                4.9       Form of Eighth Supplement to the Indenture(13)
                4.10      Form of Ninth Supplement to the Indenture(14)
                4.11      Form of Tenth Supplement to the Indenture(15)
               10.1       Management Agreement between the Company and Capstead
                          Advisers, Inc. dated January 1, 1993(2)
               10.2       Amended Management Agreement between the Company and
                          Capstead Advisers, Inc. dated October 1, 1993(3)
               23         Consent of Ernst & Young LLP, Independent Auditors*

                                     PART IV
                              ITEM 14. - CONTINUED



(b)      Reports on Form 8-K:  None.



-----------
(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-47913) filed May 14, 1992.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(4) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 22, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 31, 1994.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 31, 1994.
(12) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 4, 1998.
(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 14, 1998.
(15) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 424B5 on April 4,2000.
*        Filed herewith.

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


                                            CMC SECURITIES CORPORATION III
                                                        REGISTRANT



Date:  March 22, 2002                    By: /s/ ANDREW F. JACOBS
                                             --------------------------------
                                                     Andrew F. Jacobs
                                             Executive Vice President-Finance



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ ANDREW F. JACOBS             Executive Vice President -       March 22, 2002
------------------------------     Finance
       (Andrew F. Jacobs)



/s/ PHILLIP A. REINSCH           Senior Vice President -          March 22, 2002
------------------------------     Control
       (Phillip. A. Reinsch)



/s/ MAURICE MCGRATH              Director                         March 22, 2002
------------------------------
        (Maurice McGrath)




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

                                INDEX TO EXHIBITS

              EXHIBIT
              NUMBER      DESCRIPTION
              -------     -----------
                2.1       Agreement and Plan of Merger between the Company
                          and CMCSC III-A dated July 28, 1994(4)
                3.1       Certificate of Incorporation of CMCSC III-A filed July
                          29, 1994 with the Secretary of State of Delaware(4)
                3.2       Certificate of Merger of the Company with and into
                          CMCSC III-A, filed July 29, 1994 with the Secretary of
                          State of Delaware(11)
                3.3       Bylaws for CMCSC III-A(12)
                3.4       Certificate of Incorporation of CMCSC III-A,
                          which includes Articles of Incorporation(12)
                4.1       Form of Indenture between Registrant and Texas
                          Commerce Bank, National Association, as Trustee(1)
                4.2       Form of First Supplement to the Indenture(5)
                4.3       Form of Second Supplement to the Indenture(6)
                4.4       Form of Third Supplement to the Indenture(7)
                4.5       Form of Fourth Supplement to the Indenture(8)
                4.6       Form of Fifth Supplement to the Indenture(9)
                4.7       Form of Sixth Supplement to the Indenture(10)
                4.8       Form of Seventh Supplement to the Indenture(11)
                4.9       Form of Eighth Supplement to the Indenture(13)
                4.10      Form of Ninth Supplement to the Indenture(14)
                4.11      Form of Tenth Supplement to the Indenture(15)
               10.1       Management Agreement between the Company and Capstead
                          Advisers, Inc. dated January 1, 1993(2)
               10.2       Amended Management Agreement between the Company and
                          Capstead Advisers, Inc. dated October 1, 1993(3)
               23         Consent of Ernst & Young LLP, Independent Auditors*

-----------
(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-47913) filed May 14, 1992.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(4) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 22, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1994.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1994.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 31, 1994.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 31, 1994.
(12) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 4, 1998.
(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 14, 1998.
(15) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 424B5 on April 4,2000.
*        Filed herewith.