Form 10-Q
period 2002-03-31
CMC SECURITIES CORP III
filed 2002-05-14
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2002

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

Common Stock ($1.00 par value)                         1,000 as of May 13, 2002

================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX



                                         PART I. -- FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----

ITEM 1. Financial Statements

   Balance Sheets -- March 31, 2002 and December 31, 2001.................................................   1

   Statements of Operations -- Quarter Ended March 31, 2002 and 2001......................................   2

   Statements of Cash Flows -- Quarter Ended March 31, 2002 and 2001......................................   3

   Notes to Financial Statements..........................................................................   4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................................................   5


                                           PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K..................................................................   6

SIGNATURES................................................................................................   7

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS


                                                      MARCH 31, 2002          DECEMBER 31, 2001
                                                     ---------------          -----------------
                                                       (UNAUDITED)

ASSETS
   Mortgage securities collateral                    $     1,344,652           $     1,563,853
                                                     ===============           ===============



LIABILITIES
   Collateralized mortgage securities                $     1,344,609           $     1,563,810
                                                     ---------------           ---------------


STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                            1                         1
   Paid-in capital                                               715                       716
   Undistributed loss                                           (673)                     (674)
                                                     ---------------           ---------------
                                                                  43                        43
                                                     ---------------           ---------------

                                                     $     1,344,652           $     1,563,853
                                                     ===============           ===============





See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                   QUARTER ENDED MARCH 31
                                            -----------------------------------
                                                2002                   2001
                                            ------------           ------------

Interest income on mortgage
   securities collateral                    $     24,648           $     35,135

Interest expense on collateralized
   mortgage securities                            24,648                 35,135
                                            ------------           ------------

     Net interest expense                             --                     --
                                            ------------           ------------

Other expenses:
   Management fees                                     3                      3
   Administrative fees                                (4)                    10
                                            ------------           ------------

     Total other expenses                             (1)                    13
                                            ------------           ------------

Net income (loss)                           $          1           $        (13)
                                            ============           ============









See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                      QUARTER ENDED MARCH 31
                                                                -----------------------------------
                                                                    2002                   2001
                                                                ------------           ------------

OPERATING ACTIVITIES:
   Net income (loss)                                            $          1           $        (13)
   Noncash item - amortization of discount and premium                   (81)                   (62)
                                                                ------------           ------------
       Net cash used in operating activities                             (80)                   (75)
                                                                ------------           ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                        $    217,830                 64,335
     Decrease in accrued interest receivable                           1,314                    388
     Decrease in temporary investments                                     1                     --
                                                                ------------           ------------
       Net cash provided by investing activities                     219,145                 64,723
                                                                ------------           ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                               (217,830)               (64,335)
     Decrease in accrued interest payable                             (1,234)                  (335)
   Decrease in payable to Parent                                          --                    (70)
   Capital contributions (distributions)                                  (1)                    92
                                                                ------------           ------------
       Net cash used in financing activities                        (219,065)               (64,648)
                                                                ------------           ------------

Net change in cash and cash equivalents                                   --                     --

Cash and cash equivalents at beginning of period                          --                      6
                                                                ------------           ------------

Cash and cash equivalents at end of period                      $         --           $          6
                                                                ============           ============






See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the year ended December 31, 2001.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral (in thousands):

                            MARCH 31, 2002          DECEMBER 31, 2001
                           ---------------          -----------------

Carrying amount            $     1,344,652           $     1,563,853
Unrealized gains                       810                     1,238
Unrealized losses                  (10,502)                   (9,368)
                           ---------------           ---------------
  Fair value               $     1,344,960           $     1,555,723
                           ===============           ===============

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the quarter ended March 31, 2002 or during 2001.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                               QUARTER ENDED MARCH 31
                                          ----------------------------------------------------------------
                                                      2002                                2001
                                          -----------------------------      -----------------------------
                                                              AVERAGE                           AVERAGE
                                             AMOUNT            RATE             AMOUNT            RATE
                                          ------------     ------------      ------------     ------------
Interest income on mortgage
   securities collateral                  $     24,648             6.86%     $     35,135             7.14%
Interest expense on
   collateralized mortgage securities           24,648             6.85            35,135             7.14
                                          ------------                       ------------
                                          $         --                       $         --
                                          ============                       ============

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                       QUARTER ENDED MARCH 31
                                          ------------------------------------------------
                                              RATE*            VOLUME*            TOTAL
                                          ------------      ------------      ------------
Interest income on mortgage
   securities collateral                  $     (1,367)     $     (9,120)     $    (10,487)
Interest expense on
   collateralized mortgage securities           (1,367)           (9,120)          (10,487)
                                          ------------      ------------      ------------
                                          $         --      $         --      $         --
                                          ============      ============      ============

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


                          CMC SECURITIES CORPORATION III




Date:  May 13, 2002       By:   /s/ ANDREW F. JACOBS
                                -----------------------------------------
                                Andrew F. Jacobs
                                Chairman, Chief Executive Officer,
                                and President



Date:  May 13, 2002       By:   /s/ PHILLIP A. REINSCH
                                -----------------------------------------
                                Phillip A. Reinsch
                                Senior Vice President - Control