Form 10-Q
period 2002-06-30
CMC SECURITIES CORP III
filed 2002-08-13
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2002

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

Common Stock ($1.00 par value)                       1,000 as of August 12, 2002

================================================================================

                         CMC SECURITIES CORPORATION III
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2002


                                      INDEX


                                                                                         PAGE
                                                                                         ----
                        PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Balance Sheets -- June 30, 2002 and December 31, 2001...............................   1

   Statements of Operations -- Quarter and Six Months Ended
   June 30, 2002 and 2001..............................................................   2

   Statements of Cash Flows -- Six Months Ended June 30, 2002 and 2001.................   3

   Notes to Financial Statements.......................................................   4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................................   6


                          PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K...............................................   6

SIGNATURES.............................................................................   7

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS

                                                JUNE 30, 2002      DECEMBER 31, 2001
                                                -------------      -----------------
                                                 (UNAUDITED)

ASSETS
   Mortgage securities collateral               $   1,197,782      $       1,563,853
                                                =============      =================
LIABILITIES
   Collateralized mortgage securities           $   1,197,739      $       1,563,810
                                                -------------      -----------------
STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                     1                      1
   Paid-in capital                                        718                    716
   Undistributed loss                                    (676)                  (674)
                                                -------------      -----------------
                                                           43                     43
                                                -------------      -----------------
                                                $   1,197,782      $       1,563,853
                                                =============      =================








See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                    QUARTER ENDED                  SIX MONTHS ENDED
                                                       JUNE 30                          JUNE 30
                                             --------------------------      --------------------------
                                                2002            2001            2002            2001
                                             ----------      ----------      ----------      ----------
Interest income on mortgage
   securities collateral                     $   21,329      $   33,215      $   45,977      $   68,350
Interest expense on collateralized
   mortgage securities                           21,329          33,215          45,977          68,350
                                             ----------      ----------      ----------      ----------
       Net interest expense                          --              --              --              --
                                             ----------      ----------      ----------      ----------
Other expense:
   Management fee                                     2               2               5               5
   Administrative fee                                 1               4              (3)             14
                                             ----------      ----------      ----------      ----------
     Total other expense                              3               6               2              19
                                             ----------      ----------      ----------      ----------
Net loss                                     $       (3)     $       (6)     $       (2)     $      (19)
                                             ==========      ==========      ==========      ==========















See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                              SIX MONTHS ENDED JUNE 30
                                                             --------------------------
                                                                2002             2001
                                                             ----------      ----------
OPERATING ACTIVITIES:
   Net loss                                                  $       (2)     $      (19)
   Noncash item - amortization of discount and premium             (126)           (105)
                                                             ----------      ----------
       Net cash used in operating activities                       (128)           (124)
                                                             ----------      ----------
INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                        363,405         169,640
     Decrease in accrued interest receivable                      2,190           1,032
     Decrease in temporary investments                                1              --
                                                             ----------      ----------
       Net cash provided by investing activities                365,596         170,672
                                                             ----------      ----------
FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                          (363,405)       (169,640)
     Decrease in accrued interest payable                        (2,065)           (940)
   Decrease in payable to Parent                                     --             (70)
   Capital contributions                                              2             102
                                                             ----------      ----------
       Net cash used in financing activities                   (365,468)       (170,548)
                                                             ----------      ----------
Net change in cash and cash equivalents                              --              --
Cash and cash equivalents at beginning of period                     --               6
                                                             ----------      ----------
Cash and cash equivalents at end of period                   $       --      $        6
                                                             ==========      ==========








See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the year ended December 31, 2001.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral (in thousands):

                                                JUNE 30, 2002      DECEMBER 31, 2001
                                                -------------      -----------------
         Carrying amount                        $   1,197,782      $       1,563,853
         Unrealized gains                               3,569                  1,238
         Unrealized losses                             (6,406)                (9,368)
                                                -------------      -----------------
           Fair value                           $   1,194,945      $       1,555,723
                                                =============      =================

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the six months ended June 30, 2002 or during 2001.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                              QUARTER ENDED JUNE 30
                                             ---------------------------------------------------
                                                      2002                          2001
                                             -----------------------     -----------------------
                                                            AVERAGE                     AVERAGE
                                              AMOUNT         RATE          AMOUNT         RATE
                                             --------      ---------     ---------     ---------
Interest income on mortgage
   securities collateral                     $ 21,329          6.77%     $  33,215          7.05%
Interest expense on
   collateralized mortgage securities          21,329          6.77         33,215          7.05
                                             --------                    ---------
                                             $     --                    $      --
                                             ========                    =========

                                                            SIX MONTHS ENDED JUNE 30
                                             ----------------------------------------------------
                                                      2002                          2001
                                             -----------------------      -----------------------
                                                            AVERAGE                      AVERAGE
                                               AMOUNT        RATE           AMOUNT         RATE
                                             ---------     ---------      ---------     ---------
Interest income on mortgage
   securities collateral                     $  45,977          6.81%     $  68,350          7.10%
Interest expense on collateralized
   mortgage securities                          45,977          6.81         68,350          7.10
                                             ---------                    ---------
                                             $      --                    $      --
                                             =========                    =========



Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):


                                                       QUARTER ENDED JUNE 30
                                             ---------------------------------------
                                                RATE*         VOLUME*        TOTAL
                                             ---------      ---------      ---------
Interest income on mortgage
   securities collateral                     $  (1,264)     $ (10,622)     $ (11,886)
Interest expense on
   collateralized mortgage securities           (1,264)       (10,622)       (11,886)
                                             ---------      ---------      ---------
                                             $      --      $      --      $      --
                                             =========      =========      =========

                                                    SIX MONTHS ENDED JUNE 30
                                             ---------------------------------------
                                                RATE*         VOLUME*        TOTAL
                                             ---------      ---------      ---------
Interest income on mortgage
   securities collateral                     $  (2,744)     $ (19,629)     $ (22,373)
Interest expense on
   collateralized mortgage securities           (2,745)       (19,628)       (22,373)
                                             ---------      ---------      ---------
                                             $       1      $      (1)     $      --
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

The Company's net losses are due to operational costs incurred (management and administrative fees).

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

                          PART II. -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits: The following Exhibit is presented herewith:

         Exhibit 99.1 - Certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K: None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CMC SECURITIES CORPORATION III




Date:  August 12, 2002               By:   /s/ ANDREW F. JACOBS
                                           ------------------------------------
                                           Andrew F. Jacobs
                                           Chairman, Chief Executive Officer,
                                           and President



Date:  August 12, 2002               By:   /s/ PHILLIP A. REINSCH
                                           ------------------------------------
                                           Phillip A. Reinsch
                                           Senior Vice President - Control

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER    DESCRIPTION
  -------   -----------
     99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.