Form 10-Q
period 2002-09-30
CMC SECURITIES CORP III
filed 2002-11-13
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                        COMMISSION FILE NUMBER: 33-47913

                         CMC SECURITIES CORPORATION III
             (Exact name of Registrant as specified in its Charter)

             DELAWARE                                  75-2431913
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

    8401 NORTH CENTRAL EXPRESSWAY,                       75225
        SUITE 800, DALLAS, TX                          (Zip Code)
(Address of principal executive offices)

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

Common Stock ($1.00 par value)                    1,000 as of November 11, 2002

================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX



                                    PART I. -- FINANCIAL INFORMATION
                                                                                                            PAGE
                                                                                                            ----
ITEM 1. Financial Statements

   Balance Sheets -- September 30, 2002 and December 31, 2001.............................................   1

   Statements of Operations -- Quarter and Nine Months Ended September 30, 2002 and 2001..................   2

   Statements of Cash Flows -- Nine Months Ended September 30, 2002 and 2001..............................   3

   Notes to Financial Statements..........................................................................   4

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............   6

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk............................................   6

ITEM 4. Controls and Procedures...........................................................................   6


                                   PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K..................................................................   7

SIGNATURES................................................................................................   7

CERTIFICATIONS............................................................................................   8

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS

                                                      SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                                      ------------------      ------------------
                                                          (UNAUDITED)

ASSETS
   Mortgage securities collateral                     $        1,051,512      $        1,563,853
                                                      ==================      ==================
LIABILITIES
   Collateralized mortgage securities                 $        1,051,469      $        1,563,810
                                                      ------------------      ------------------
STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                                1                       1
   Paid-in capital                                                   721                     716
   Undistributed loss                                               (679)                   (674)
                                                      ------------------      ------------------
                                                                      43                      43
                                                      ------------------      ------------------
                                                      $        1,051,512      $        1,563,853
                                                      ==================      ==================


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                            QUARTER ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                SEPTEMBER 30
                                                     ------------------------      ------------------------
                                                        2002          2001           2002           2001
                                                     ---------      ---------      ---------      ---------
Interest income on mortgage
   securities collateral                             $  19,021      $  31,023      $  64,998      $  99,372

Interest expense on collateralized
   mortgage securities                                  19,021         31,023         64,998         99,372
                                                     ---------      ---------      ---------      ---------

       Net interest expense                                 --             --             --             --
                                                     ---------      ---------      ---------      ---------

Other expense:
   Management fee                                            3              3              8              8
   Administrative fee                                       --              4             (3)            18
                                                     ---------      ---------      ---------      ---------

     Total other expense                                     3              7              5             26
                                                     ---------      ---------      ---------      ---------

Net loss                                             $      (3)     $      (7)     $      (5)     $     (26)
                                                     =========      =========      =========      =========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                           --------------------------------
                                                                2002               2001
                                                           -------------      -------------

OPERATING ACTIVITIES:
   Net loss                                                $          (5)     $         (26)
   Noncash item - amortization of discount and premium              (177)              (148)
                                                           -------------      -------------
       Net cash used in operating activities                        (182)              (174)
                                                           -------------      -------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                         508,472            294,268
     Decrease in temporary investments                                 1                 --
     Decrease in accrued interest receivable                       3,055              1,793
                                                           -------------      -------------
       Net cash provided by investing activities                 511,528            296,061
                                                           -------------      -------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                           (508,472)          (294,268)
     Decrease in accrued interest payable                         (2,879)            (1,658)
   Decrease in payable to Parent                                      --                (70)
   Capital contributions                                               5                109
                                                           -------------      -------------
       Net cash used in financing activities                    (511,346)          (295,887)
                                                           -------------      -------------

Net change in cash and cash equivalents                               --                 --

Cash and cash equivalents at beginning of period                      --                  6
                                                           -------------      -------------

Cash and cash equivalents at end of period                 $          --      $           6
                                                           =============      =============


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III annual report on Form 10-K for the year ended December 31, 2001.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral (in thousands):

                                         SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                         ------------------      ------------------

         Carrying amount                 $        1,051,512      $        1,563,853
         Unrealized gains                             6,209                   1,238
         Unrealized losses                           (5,347)                 (9,368)
                                         ------------------      ------------------
           Fair value                    $        1,052,374      $        1,555,723
                                         ==================      ==================


All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the nine months ended September 30, 2002 or during 2001.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):


                                                     QUARTER ENDED SEPTEMBER 30
                                          ----------------------------------------------
                                                  2002                      2001
                                          --------------------     ---------------------
                                                       AVERAGE                   AVERAGE
                                          AMOUNT        RATE       AMOUNT         RATE
                                          -------      -------     -------       -------
Interest income on mortgage
   securities collateral                  $19,021        6.77%     $31,023        7.01%
Interest expense on
   collateralized mortgage securities      19,021        6.77       31,023        7.01
                                          -------                  -------
                                          $    --                  $    --
                                          =======                  =======


                                                  NINE MONTHS ENDED SEPTEMBER 30
                                          ----------------------------------------------
                                                  2002                      2001
                                          --------------------     ---------------------
                                                       AVERAGE                   AVERAGE
                                          AMOUNT        RATE       AMOUNT         RATE
                                          -------      -------     -------       -------
Interest income on mortgage
   securities collateral                  $64,998        6.79%     $99,372        7.08%
Interest expense on collateralized
   mortgage securities                     64,998        6.79       99,372        7.08
                                          -------                  -------
                                          $    --                  $    --
                                          =======                  =======


Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):


                                               QUARTER ENDED SEPTEMBER 30
                                          ------------------------------------
                                            RATE*       VOLUME*        TOTAL
                                          --------      --------      --------
Interest income on mortgage
   securities collateral                  $ (1,041)     $(10,961)     $(12,002)
Interest expense on
   collateralized mortgage securities       (1,041)      (10,961)      (12,002)
                                          --------      --------      --------
                                          $     --      $     --      $     --
                                          ========      ========      ========



                                            NINE MONTHS ENDED SEPTEMBER 30
                                         ------------------------------------
                                           RATE*       VOLUME*        TOTAL
                                         --------      --------      --------
Interest income on mortgage
   securities collateral                 $(3,871)      $(30,503)     $(34,374)
Interest expense on
   collateralized mortgage securities     (3,872)       (30,502)      (34,374)
                                         -------       --------      --------
                                         $     1       $     (1)     $     --
                                         =======       ========      ========

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Senior Vice President - Control ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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


                                     CMC SECURITIES CORPORATION III




Date:  November 11, 2002             By:   /s/ ANDREW F. JACOBS
                                           -------------------------------------
                                           Andrew F. Jacobs
                                           Chairman, Chief Executive Officer,
                                           and President



Date:  November 11, 2002             By:   /s/ PHILLIP A. REINSCH
                                           ------------------------------------
                                           Phillip A. Reinsch
                                           Senior Vice President - Control

                                 CERTIFICATIONS


I, Andrew F. Jacobs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CMC Securities Corporation III;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 11, 2002                By:  /s/ ANDREW F. JACOBS
                                             ----------------------------------
                                             Andrew F. Jacobs
                                             Chairman, Chief Executive Officer
                                             and President

                                 CERTIFICATIONS


I, Phillip A. Reinsch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CMC Securities Corporation III;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 11, 2002               By:  /s/ PHILLIP A. REINSCH
                                            -----------------------------------
                                            Phillip A. Reinsch
                                            Senior Vice President - Control

                               INDEX TO EXHIBITS

EXHIBIT                    DESCRIPTION
-------                    -----------
Exhibit 99.1 -   Certification pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.