Form 10-K
period 2002-12-31
CMC SECURITIES CORP III
filed 2003-03-31
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2002

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

INDICATE BY CHECK MARK WHETHER REGISTRANT IS AN ACCELERATED FILER (AS DEFINED ON RULE 12b-2 OF THE ACT). YES [ ] NO [X]

AS OF JUNE 28, 2002 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 25, 2003:  1,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                         CMC SECURITIES CORPORATION III

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
                                     PART I

ITEM  1.      BUSINESS..................................................     1

ITEM  2.      PROPERTIES................................................     3

ITEM  3.      LEGAL PROCEEDINGS.........................................     3


                                     PART II

ITEM  5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS........................     3

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........     3

ITEM  7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK......................................     4

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............     4

ITEM  9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE....................    15


                                    PART III

ITEM 14.      CONTROLS AND PROCEDURES...................................    15


                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K....................................    15

SIGNATURES       .......................................................    17

CERTIFICATIONS   .......................................................    18

                                     PART I

ITEM 1. BUSINESS.

ORGANIZATION

CMC Securities Corporation III (the "Company") was incorporated in Delaware on May 6, 1992 as a special-purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC"). The Company was acquired from CMF Mortgage Funding Corporation ("CMF"), a former subsidiary of CMC, on July 29, 1994 pursuant to an Agreement and Plan of Merger (see below). CMC is a publicly-owned real estate investment trust ("REIT") that, until late in 1995, operated as a mortgage conduit, purchasing and securitizing single-family residential mortgage loans. CMF originally acquired the Company from CMC on September 14, 1993 prior to commencement of operations. The Company is managed by CMC (the "Manager"). The Company believes it has qualified as a qualified REIT subsidiary of CMC under the Internal Revenue Code of 1986 (the "Code"); therefore, for federal income tax purposes it is combined with CMC. Under applicable sections of the Code, REITs are required to distribute annually to stockholders at least 90% of their taxable income. It is the Company's and CMC's policy to distribute 100% of combined taxable income.

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

On December 15, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $4 billion aggregate principal amount of CMOs. The Company commenced operations with the December 1993 issuance of its first series of CMOs. As of December 31, 2002, the Company had issued ten series of CMOs (none since 2000) with an aggregate original principal balance of $3,518,009,000, $8,788,000 of which were issued outside the registration statement as private placements. The Company retained no beneficial interest in these CMOs, and as such, no economic benefit will be received and no related net income or loss will be recognized. These issuances were accounted for as financings. The Company has remaining capacity to issue $490,779,000 of CMOs under this shelf registration.

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

In addition, CMC is the administrator with respect to certain of the Company's Non-Agency Certificates and CMOs. During 2002, 2001 and 2000, CMC retained fees for administering Non-Agency Certificates and CMOs of $440,000, $633,000 and $796,000, respectively.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

All of the Company's common stock is owned by CMC. Accordingly, there is no public trading market for its common stock. The Company may periodically distribute excess capital, if any, to its stockholder in the form of dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on issued CMOs which have been accounted for as financings. As financings, CMO collateral and Bonds are reflected on the balance sheet.

Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to these CMOs. The Company's net losses are due to operational costs incurred (management fees and professional fees).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation III

We have audited the accompanying balance sheets of CMC Securities Corporation III (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation III at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.









                                                               ERNST & YOUNG LLP






Dallas, Texas
January 31, 2003

                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            DECEMBER 31
                                                   ----------------------------
                                                      2002              2001
                                                   -----------      -----------
ASSETS
   Mortgage securities collateral                  $   797,514      $ 1,563,853
                                                   ===========      ===========


LIABILITIES
   Collateralized mortgage securities              $   797,514      $ 1,563,810


STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                      1                1
   Paid-in capital                                         689              716
   Undistributed loss                                     (690)            (674)
                                                   -----------      -----------
                                                            --               43
                                                   -----------      -----------

                                                   $   797,514      $ 1,563,853
                                                   ===========      ===========





See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                    YEAR ENDED DECEMBER 31
                                          ---------------------------------------------
                                             2002             2001             2000
                                          -----------      -----------      -----------
Interest income on mortgage
   securities collateral                  $    79,823      $   128,016      $   146,458

Interest expense:
   Collateralized mortgage securities          79,823          128,016          146,458
                                          -----------      -----------      -----------

       Net interest expense                        --               --               --
                                          -----------      -----------      -----------

Other expense:
   Management fees                                 10               10               10
   Professional fees                                6               25                5
                                          -----------      -----------      -----------

     Total other expense                           16               35               15
                                          -----------      -----------      -----------

Net loss                                  $       (16)     $       (35)     $       (15)
                                          ===========      ===========      ===========



See notes to accompanying financial statements.

                         CMC SECURITIES CORPORATION III
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                    COMMON STOCK
                                                ---------------------    PAID-IN     UNDISTRIBUTED
                                                 SHARES      AMOUNT      CAPITAL         LOSS           TOTAL
                                                ---------   ---------   ---------    -------------    ---------
Balance at
   January 1, 2000                                      1           1         569             (624)         (54)

Capital contribution                                   --          --          35               --           35

Net loss                                               --          --          --              (15)         (15)
                                                ---------   ---------   ---------    -------------    ---------

Balance at
   December 31, 2000                                    1           1         604             (639)         (34)

Capital Contribution                                   --          --         112               --          112

Net Loss                                               --          --          --              (35)         (35)
                                                ---------   ---------   ---------    -------------    ---------

Balance at
   December 31, 2001                                    1           1         716             (674)          43

Capital Distribution                                   --          --         (27)              --          (27)

Net Loss                                               --          --          --              (16)         (16)
                                                ---------   ---------   ---------    -------------    ---------

Balance at
   December 31, 2002                                    1   $       1   $     689    $        (690)   $      --
                                                =========   =========   =========    =============    =========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                     YEAR ENDED DECEMBER 31
                                           --------------------------------------------
                                               2002            2001            2000
                                           ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net loss                                $        (16)   $        (35)   $        (15)
   Noncash item - amortization
     of discount and premium                       (283)           (174)           (209)
                                           ------------    ------------    ------------
         Net cash used in
           operating activities                    (299)           (209)           (224)
                                           ------------    ------------    ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                         --              --        (234,112)
     Principal collections on
       collateral                               760,486         444,946         246,395
     Decrease (increase) in accrued
       interest receivable                        4,537           2,702            (335)
     Increase in temporary investments               --              --              (3)
                                           ------------    ------------    ------------
       Net cash provided by
         investing activities                   765,023         447,648          11,945
                                           ------------    ------------    ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                          --              --         234,082
     Principal payments on securities          (760,486)       (444,946)       (246,395)
     Increase (decrease) in accrued
       interest payable                          (4,211)         (2,541)            547
   Increase (decrease) in payable
     to Parent                                       --             (70)             10
   Capital contributions (distributions)            (27)            112              35
                                           ------------    ------------    ------------
         Net cash used in
           financing activities                (764,724)       (447,445)        (11,721)
                                           ------------    ------------    ------------

Net change in cash and cash
   equivalents                                       --              (6)             --

Cash and cash equivalents at
   beginning of year                                 --               6               6
                                           ------------    ------------    ------------

Cash and cash equivalents at
   end of year                             $         --    $         --    $          6
                                           ============    ============    ============



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE A -- BUSINESS

CMC Securities Corporation III (the "Company"), was incorporated in Delaware on May 6, 1992 as special-purpose finance corporation primarily to issue bonds collateralized by whole loans or mortgage-backed securities. The Company is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

INCOME TAXES

Since July 29, 1994 the Company has operated as a qualified real estate investment trust ("REIT") subsidiary of CMC, which itself is a REIT, under the Internal Revenue Code of 1986 (the "Code"), and, for federal income tax purposes is combined with CMC. Under applicable sections of the Code, a REIT is required to meet certain asset, income and stock ownership requirements as well as distribute at least 90% of its taxable income, the distribution of which may extend into the subsequent taxable year. It is CMC's policy to distribute 100% of taxable income within the time limits prescribed by the Code. Accordingly, no provision has been made for federal income taxes.

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

During March 2000 the Company acquired from an affiliate conventional mortgage loans with unpaid principal balances of $234 million that were pledged as collateral for the simultaneous issuance of CMO Series 2000-I. All loans were acquired at an amount equal to the net proceeds of the related issuance. The components of mortgage securities collateral are summarized as follows (in thousands):


                                     DECEMBER 31
                              ---------------------------
                                 2002            2001
                              ------------   ------------
Mortgage collateral           $    790,972   $  1,551,458
Accrued interest receivable          4,644          9,181
                              ------------   ------------
  Total collateral                 795,616      1,560,639
Unamortized premium                  1,898          3,214
                              ------------   ------------

Net collateral                $    797,514   $  1,563,853
                              ============   ============

The weighted average effective interest rate for mortgage securities collateral was 6.75% and 7.06% during 2002 and 2001, respectively.

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


                                                      DECEMBER 31
                                           -----------------------------------
                                                 2002               2001
                                           ----------------   ----------------
Collateralized mortgage securities         $        790,972   $      1,551,458
Accrued interest payable                              4,398              8,609
                                           ----------------   ----------------
  Total obligation                                  795,370          1,560,067
Unamortized premium                                   2,144              3,743
                                           ----------------   ----------------

Net obligation                             $        797,514   $      1,563,810
                                           ================   ================

Range of average interest rate              4.18% to 9.99%     4.52% to 9.45%
Range of stated maturities                   2009 to 2030       2009 to 2030
Number of series                                  10                 10

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

The weighted average effective interest rate for collateralized mortgage securities was 6.74% and 7.06% during 2002 and 2001, respectively. Interest payments on collateralized mortgage securities of $83,971,000, $129,285,000 and $143,491,000 were made during 2002, 2001 and 2000, respectively.

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

                                 DECEMBER 31, 2002              DECEMBER 31, 2001
                             ---------------------------   ---------------------------
                               CARRYING        FAIR          CARRYING        FAIR
                                AMOUNT         VALUE          AMOUNT         VALUE
                             ------------   ------------   ------------   ------------
ASSETS
   Mortgage securities
     collateral              $    797,514   $    800,872   $  1,563,853   $  1,555,723

LIABILITIES
   Collateralized mortgage
     securities                   797,514        797,456      1,563,810      1,555,151

The fair values of mortgage securities collateral reflect unrealized gains of $7.4 million and unrealized losses of $4.0 million at December 31, 2002, unrealized gains of $1.2 million and unrealized losses of $9.3 million at December 31, 2001.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 2002 and 2001.

Since approximately 21%, 13% and 10% of mortgage securities collateral are secured by properties located in California, Virginia and Texas, respectively, the Company has a concentration of risk related to these markets. However, the Company's exposure arising from this concentration is reduced by the use of the senior/subordinate structure for securitizations.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTY

CMC acts as administrator in relation to certain of the Company's Non-Agency Certificates and CMOs in which it performs certain administrative functions. CMC receives a fee of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees, for its services. Such fees totaled $440,000, $633,000 and $796,000 during 2002, 2001 and 2000, respectively.

On a monthly basis, the Company's excess cash is advanced to CMC for which the Company earns interest based on the annual federal short-term rate. At the end of each quarter, these advances are accounted for as distributions to CMC and treated as returns of capital.

The Company has a $1 million revolving subordinated promissory note with CMC under which interest accrues on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note, which was not drawn upon as of December 31, 2002, expires January 1, 2004. Repayments may be made as funds are available.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):


                                    2002                        2001                         2000
                         -------------------------    -------------------------    -------------------------
                                         AVERAGE                      AVERAGE                     AVERAGE
                           AMOUNT         RATE          AMOUNT         RATE          AMOUNT         RATE
                         -----------   -----------    -----------   -----------    -----------   -----------
Interest income on
   mortgage securities
   collateral            $    79,823          6.75%   $   128,016          7.06%   $   146,458          7.13%
Interest expense on
   collateralized
   mortgage securities        79,823          6.74        128,016          7.06        146,458          7.13
                         -----------                  -----------                  -----------
Net interest expense     $        --                  $        --                  $        --
                         ===========                  ===========                  ===========

The following summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):


                                                            2002/2001
                                           --------------------------------------------
                                              RATE            VOLUME           TOTAL
                                           ------------    ------------    ------------
Interest income on mortgage
   securities collateral                   $     (5,486)   $    (42,707)   $    (48,193)
Interest expense on collateralized
   mortgage securities                           (5,488)        (42,705)        (48,193)
                                           ------------    ------------    ------------
                                           $          2    $         (2)   $         --
                                           ============    ============    ============


                                                             2001/2000
                                           --------------------------------------------
                                               RATE           VOLUME          TOTAL
                                           ------------    ------------    ------------
Interest income on mortgage
   securities collateral                   $     (1,505)   $    (16,937)   $    (18,442)
Interest expense on collateralized
   mortgage securities                           (1,505)        (16,937)        (18,442)
                                           ------------    ------------    ------------
                                           $         --    $         --    $         --
                                           ============    ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 14. CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Senior Vice President - Control ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report:

         1.   The following financial statements of the Company are included in
              ITEM 8:

                                                                                               Page
                                                                                               ----
              Report of Independent of Auditor                                                   5
              Balance Sheets - December 31, 2002 and 2001                                        6
              Statements of Operations - Three Years Ended December 31, 2002                     7
              Statements of Stockholder's Equity - Three Years Ended December 31, 2002           8
              Statements of Cash Flows - Three Years Ended December 31, 2002                     9
              Notes to Financial Statements - December 31, 2002                                 10

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

                                     PART IV
                              ITEM 15. - CONTINUED


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

               99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 4, 1998.

(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 14, 1998.

(15) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 424B5 on April 4, 2000.

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


                                               CMC SECURITIES CORPORATION III
                                                         REGISTRANT



Date:  March 28, 2003                     By:      /s/ ANDREW F. JACOBS
                                              ---------------------------------
                                                     Andrew F. Jacobs
                                              Chairman, Chief Executive Officer
                                                      and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


/s/ ANDREW F. JACOBS                              Chairman, Chief Executive                         March 28, 2003
------------------------------                       Officer and President
    (Andrew F. Jacobs)



/s/ PHILLIP A. REINSCH                            Senior Vice President -                           March 28, 2003
------------------------------                       Control
   (Phillip. A. Reinsch)



/s/ MAURICE MCGRATH                               Director                                          March 28, 2003
------------------------------
     (Maurice McGrath)



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                                 CERTIFICATIONS


I, Andrew F. Jacobs, certify that:

1. I have reviewed this annual report on Form 10-K of CMC Securities Corporation III;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003                      By:  /s/ ANDREW F. JACOBS
                                               ---------------------------------
                                               Andrew F. Jacobs
                                               Chairman, Chief Executive Officer
                                               and President

                                 CERTIFICATIONS


I, Phillip A. Reinsch, certify that:

1. I have reviewed this annual report on Form 10-K of CMC Securities Corporation III;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                      By:  /s/ PHILLIP A. REINSCH
                                                --------------------------------
                                                Phillip A. Reinsch
                                                Senior Vice President - Control

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER           DESCRIPTION
   ------           -----------
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

    4.6             Form of Fifth Supplement to the Indenture(9)

    4.7             Form of Sixth Supplement to the Indenture(10)

    4.8             Form of Seventh Supplement to the Indenture(11)

    4.9             Form of Eighth Supplement to the Indenture(13)

    4.12            Form of Ninth Supplement to the Indenture(14)

    4.13            Form of Tenth Supplement to the Indenture(15)

    10.1            Management Agreement between the Company and Capstead
                    Advisers, Inc. dated January 1, 1993(2)

    10.2            Amended Management Agreement between the Company and
                    Capstead Advisers, Inc. dated October 1, 1993(3)

    23              Consent of Ernst & Young LLP, Independent Auditors*

    99.1            Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002*

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

(16) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 4, 1998.

(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 14, 1998.

(15) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 424B5 on April 4,2000.

*        Filed herewith.