Form 10-Q
period 2003-03-31
CMC SECURITIES CORP III
filed 2003-05-05
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    -------------

                        COMMISSION FILE NUMBER: 33-47913

                         CMC SECURITIES CORPORATION III
             (Exact name of Registrant as specified in its Charter)

                         DELAWARE                                                75-2431913
              (State or other jurisdiction of                                 (I.R.S. Employer
               incorporation or organization)                                Identification No.)

    8401 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX                            75225
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

Common Stock ($1.00 par value)           1,000 as of May 1, 2003


================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION


                                                                                                            PAGE
                                                                                                            ----
ITEM 1. Financial Statements

   Balance Sheets -- March 31, 2003 and December 31, 2002.................................................    1

   Statements of Operations -- Quarter Ended March 31, 2003 and 2002......................................    2

   Statements of Cash Flows -- Quarter Ended March 31, 2003 and 2002......................................    3

   Notes to Financial Statements..........................................................................    4

ITEM 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations.....................................................    5

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk............................................    6

ITEM 4. Controls and Procedures...........................................................................    6

                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K..................................................................    7

SIGNATURES................................................................................................    7

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE
     SARBANES-OXLEY ACT OF 2002...........................................................................    8

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 1. FINANCIAL STATEMENTS

                                                                      MARCH 31, 2003              DECEMBER 31, 2002
                                                                      --------------              -----------------
                                                                       (UNAUDITED)
ASSETS

   Mortgage securities collateral                                       $  599,376                  $  797,514
                                                                        ==========                  ==========


LIABILITIES

   Collateralized mortgage securities                                   $  599,376                  $  797,514
                                                                        ----------                  ----------


STOCKHOLDER'S EQUITY

   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                                          1                           1
   Paid-in capital                                                             692                         689
   Undistributed loss                                                         (693)                       (690)
                                                                        ----------                  ----------
                                                                                 -                           -
                                                                        ----------                  ----------

                                                                        $  599,376                  $  797,514
                                                                        ==========                  ==========



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   QUARTER ENDED MARCH 31
                                                                               ------------------------------
                                                                                2003                   2002
                                                                               -------                -------
Interest income on mortgage
   securities collateral                                                       $11,357                $24,648

Interest expense on collateralized
   mortgage securities                                                          11,357                 24,648
                                                                               -------                -------

     Net interest expense                                                           --                     --
                                                                               -------                -------

Other expenses:
   Management fees                                                                   3                      3
   Administrative fees                                                              --                     (4)
                                                                               -------                -------

     Total other expenses                                                            3                     (1)
                                                                               -------                -------

Net income (loss)                                                              $    (3)               $     1
                                                                               =======                =======




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                      QUARTER ENDED MARCH 31
                                                                                                ----------------------------------
                                                                                                  2003                     2002
                                                                                                ---------                ---------
OPERATING ACTIVITIES:

   Net income (loss)                                                                            $      (3)               $       1
   Noncash item - amortization of discount and premium                                               (144)                     (81)
                                                                                                ---------                ---------
       Net cash used in operating activities                                                         (147)                     (80)
                                                                                                ---------                ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                                                          196,719                  217,830
     Decrease in accrued interest receivable                                                        1,142                    1,314
     Decrease in temporary investments                                                                 --                        1
                                                                                                ---------                ---------
       Net cash provided by investing activities                                                  197,861                  219,145
                                                                                                ---------                ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                                            (196,719)                (217,830)
     Decrease in accrued interest payable                                                            (998)                  (1,234)
   Capital contributions (distributions)                                                                3                       (1)
                                                                                                ---------                ---------
       Net cash used in financing activities                                                     (197,714)                (219,065)
                                                                                                ---------                ---------

Net change in cash and cash equivalents                                                                --                       --

Cash and cash equivalents at beginning of period                                                       --                       --
                                                                                                ---------                ---------

Cash and cash equivalents at end of period                                                      $      --                $      --
                                                                                                =========                =========



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III Annual Report on Form 10-K for the year ended December 31, 2002.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral (in thousands):

                                                           MARCH 31, 2003                DECEMBER 31, 2002
                                                           --------------                -----------------
         Carrying amount                                     $  599,376                    $  797,514
         Unrealized gains                                         6,356                         7,386
         Unrealized losses                                       (2,853)                       (4,028)
                                                             ----------                    ----------
           Fair value                                        $  602,879                    $  800,872
                                                             ==========                    ==========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the quarter ended March 31, 2003.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                                               QUARTER ENDED MARCH 31
                                                              -----------------------------------------------------
                                                                       2003                            2002
                                                              ----------------------          ---------------------
                                                                             AVERAGE                        AVERAGE
                                                              AMOUNT          RATE            AMOUNT         RATE
                                                              -------        -------          -------       -------
Interest income on mortgage
   securities collateral                                      $11,357         6.59%           $24,648        6.86%
Interest expense on

   collateralized mortgage securities                          11,357         6.59             24,648        6.85
                                                              -------                         -------
                                                              $    --                         $    --
                                                              =======                         =======

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                                             QUARTER ENDED MARCH 31
                                                               ------------------------------------------------
                                                               RATE*              VOLUME*                TOTAL
                                                               ------            --------               --------
Interest income on mortgage
   securities collateral                                       $ (925)           $(12,366)              $(13,291)
Interest expense on
   collateralized mortgage securities                            (925)            (12,366)               (13,291)
                                                               ------            --------               --------
                                                               $    -            $      -               $      -
                                                               ======            ========               ========

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Senior Vice President - Control ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

                                      CMC SECURITIES CORPORATION III

Date:  May 5, 2003              By:   /s/ ANDREW F. JACOBS
                                      -----------------------------------------
                                      Andrew F. Jacobs
                                      Chairman, Chief Executive Officer,
                                      and President



Date:  May 5, 2003              By:   /s/ PHILLIP A. REINSCH
                                      -----------------------------------------
                                      Phillip A. Reinsch
                                      Senior Vice President - Control

                         CMC SECURITIES CORPORATION III
                                  CERTIFICATION
                        PURSUANT TO SECTION 302(a) OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date:  May 5, 2003                      By:  /s/ ANDREW F. JACOBS
                                             -----------------------------------
                                             Andrew F. Jacobs
                                             Chairman, Chief Executive Officer
                                             and President

                         CMC SECURITIES CORPORATION III
                                  CERTIFICATION
                        PURSUANT TO SECTION 302(a) OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date:  May 5, 2003                   By:  /s/ PHILLIP A. REINSCH
                                          --------------------------------------
                                          Phillip A. Reinsch
                                          Senior Vice President - Control

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  99.1    -     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.