Form 10-Q
period 2003-06-30
CMC SECURITIES CORP III
filed 2003-08-13
CIK 887508

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2003

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

Common Stock ($1.00 par value)                      1,000 as of August 11, 2003

================================================================================

                         CMC SECURITIES CORPORATION III
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                        PART I. -- FINANCIAL INFORMATION

                                                                                PAGE
                                                                                ----
ITEM 1. Financial Statements

   Balance Sheets -- June 30, 2003 and December 31, 2002.......................   1

   Statements of Operations -- Quarter and Six Months Ended
     June 30, 2003 and 2002....................................................   2

   Statements of Cash Flows -- Quarter and Six Months Ended
     June 30, 2003 and 2002....................................................   3

   Notes to Financial Statements...............................................   4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..........................   6

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk.................   6

ITEM 4. Controls and Procedures................................................   6

                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.......................................   7

SIGNATURES.....................................................................   7

                        PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION III
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 1. FINANCIAL STATEMENTS

                                                       JUNE 30, 2003        DECEMBER 31, 2002
                                                     -----------------      -----------------
                                                        (UNAUDITED)
ASSETS
   Mortgage securities collateral                    $         423,652      $         797,514
                                                     -----------------      -----------------

LIABILITIES
   Collateralized mortgage securities                $         423,652      $         797,514
                                                     -----------------      -----------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                              1                      1
   Paid-in capital                                                 166                    689
   Undistributed loss                                             (167)                  (690)
                                                     -----------------      -----------------
                                                                    --                     --
                                                     -----------------      -----------------

                                                     $         423,652      $         797,514
                                                     =================      =================

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               QUARTER ENDED                   SIX MONTHS ENDED
                                                 JUNE 30                          JUNE 30
                                        --------------------------      --------------------------
                                           2003            2002            2003            2002
                                        ----------      ----------      ----------      ----------
Interest income on mortgage
   securities collateral                $    7,951      $   21,329      $   19,308      $   45,977

Interest expense on collateralized
   mortgage securities                       7,948          21,329          19,305          45,977
                                        ----------      ----------      ----------      ----------

       Net interest income                       3              --               3              --
                                        ----------      ----------      ----------      ----------

Other operating revenue (expense):
   Gain on sale of released
     mortgage securities collateral            525              --             525              --
   Affiliate interest                            1              --               1              --
   Management fees                              (2)             (2)             (5)             (5)
   Professional fees                            (1)             (1)             (1)              3
                                        ----------      ----------      ----------      ----------

     Total other operating
       revenue (expense)                       523              (3)            520              (2)
                                        ----------      ----------      ----------      ----------

Net income (loss)                       $      526      $       (3)     $      523      $       (2)
                                        ==========      ==========      ==========      ==========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED JUNE 30
                                                               --------------------------
                                                                  2003            2002
                                                               ----------      ----------
OPERATING ACTIVITIES:
   Net income (loss)                                           $      523      $       (2)
   Gain on sale of released mortgage securities collateral           (525)             --
   Noncash item - amortization of discount and premium               (274)           (126)
                                                               ----------      ----------
       Net cash provided by (used in) operating activities           (276)           (128)
                                                               ----------      ----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                          352,608         363,405
     Decrease in accrued interest receivable                        2,171           2,190
     Decrease in temporary investments                                 --               1
     Sale of released mortgage securities collateral               18,773              --
                                                               ----------      ----------
       Net cash provided by investing activities                  373,552         365,596
                                                               ----------      ----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                            (370,856)       (363,405)
     Decrease in accrued interest payable                          (1,897)         (2,065)
   Capital contributions (distributions)                             (523)              2
                                                               ----------      ----------
       Net cash used in financing activities                     (373,276)       (365,468)
                                                               ----------      ----------

Net change in cash and cash equivalents                                --              --

Cash and cash equivalents at beginning of period                       --              --
                                                               ----------      ----------

Cash and cash equivalents at end of period                     $       --      $       --
                                                               ==========      ==========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation III Annual Report on Form 10-K for the year ended December 31, 2002.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral (in thousands):

                                JUNE 30, 2003        DECEMBER 31, 2002
                              -----------------      -----------------
Carrying amount               $         423,652      $         797,514
Unrealized gains                          7,120                  7,386
Unrealized losses                        (1,918)                (4,028)
                              -----------------      -----------------
  Fair value                  $         428,854      $         800,872
                              =================      =================

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. During the quarter ended June 30, 2003, CMO Series 1994-D collateral was sold for a $525,000 gain after the related bonds were redeemed pursuant to the terms of the related indenture's clean-up call provisions.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                        QUARTER ENDED JUNE 30
                                               -----------------------------------------
                                                      2003                  2002
                                               ------------------     ------------------
                                                          AVERAGE                AVERAGE
                                               AMOUNT      RATE       AMOUNT      RATE
                                               -------    -------     -------    -------
Interest income on mortgage
   securities collateral                       $ 7,951       6.30%    $21,329       6.77%
Interest expense on
   collateralized mortgage securities            7,948       6.30      21,329       6.77
                                               -------                -------
                                               $     3                $    --
                                               =======                =======

                                                          SIX MONTHS ENDED JUNE 30
                                               -----------------------------------------
                                                     2003                   2002
                                               ------------------     ------------------
                                                          AVERAGE                AVERAGE
                                               AMOUNT      RATE       AMOUNT       RATE
                                               -------    -------     -------    -------
Interest income on mortgage
   securities collateral                       $19,308       6.47%    $45,977       6.81%
Interest expense on collateralized
   mortgage securities                          19,305       6.46      45,977       6.81
                                               -------                -------
                                               $     3                $    --
                                               =======                =======

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                    QUARTER ENDED JUNE 30, 2003
                                               -------------------------------------
                                                 RATE*        VOLUME*        TOTAL
                                               ---------     ---------     ---------
Interest income on mortgage
   securities collateral                       $  (1,386)    $ (11,992)    $ (13,378)
Interest expense on
   collateralized mortgage securities             (1,389)      (11,992)      (13,381)
                                               ---------     ---------     ---------
                                               $       3     $      --     $       3
                                               =========     =========     =========

                                                   SIX MONTHS ENDED JUNE 30, 2003
                                               -------------------------------------
                                                 RATE*        VOLUME*        TOTAL
                                               ---------     ---------     ---------
Interest income on mortgage
   securities collateral                       $  (2,197)    $ (24,472)    $ (26,669)
Interest expense on
   collateralized mortgage securities             (2,204)      (24,468)      (26,672)
                                               ---------     ---------     ---------
                                               $       7     $      (4)    $       3
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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Senior Vice President - Control ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                          PART II. -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)    Exhibits:  The following Exhibit is presented herewith:

       Exhibit 31.1 -  Certification pursuant to Section 302(a) of the
                       Sarbanes-Oxley Act of 2002.

       Exhibit 32.1 -  Certification pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CMC SECURITIES CORPORATION III

Date: August 11, 2003                By: /s/ ANDREW F. JACOBS
                                         --------------------------------------
                                         Andrew F. Jacobs
                                         Chairman, Chief Executive Officer,
                                         and President

Date: August 11, 2003                By: /s/ PHILLIP A. REINSCH
                                         --------------------------------------
                                         Phillip A. Reinsch
                                         Senior Vice President - Control

                               INDEX TO EXHIBITS

   Exhibit
      No.                             Description
--------------       -----------------------------------------------
Exhibit 31.1 -       Certification pursuant to Section 302(a) of the
                     Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -       Certification pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.